Form 10-K405
period 1999-12-31
TRAVELOCITY COM INC
filed 2000-03-30
CIK 1104172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended DECEMBER 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 000-30634


                              TRAVELOCITY.COM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      75-2855109
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4200 Buckingham MD 1400
      Fort Worth, Texas                                    76155
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (817) 963-2923

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates as of March 15, 2000 was approximately $566,601,718. As of March 15, 2000, 15,728,040 shares of the registrant's Common Stock and 33,000,000 shares of the registrant's Series A Preferred Stock were outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

Part IV of this Form 10-K incorporates by reference from (i) Registrant's Registration Statement No. 333-95757 on Form S-4 filed on January 31, 2000 and (ii) Registrant's Amendment No. 1 to Registration Statement No. 333-95757 on Form S-4 filed on February 4, 2000.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS


GENERAL

    Travelocity.com Inc. ("Travelocity.com" or the "Company"), including the Travelocity business unit of Sabre Inc. (the "Travelocity Division"), after giving effect for the merger with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 (the "merger"), is the largest online travel agency. Our Web sites had, on a combined basis, over 6.6 million unique visitors during the month of January 2000, based on data provided by Media Metrix. This represents 50% more unique visitors during that month than our nearest competitor, and it made us the third most visited site in the electronic commerce category, following Amazon.com and eBay.com. On a combined basis, visitors booked $1.19 billion in travel services on our Web sites in 1999, making us one of the top ten travel agents in the United States.

    Through the Travelocity.com online travel Web sites, which are accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. Our Web sites feature booking and purchase capability for airlines, car rental and hotel companies, cruises and vacation packages, and offer access to a database of information regarding specific destinations and other information of interest to travelers. The Internet address for our main Web site is www.travelocity.com. Information contained on the Company's Web site is not a part of this Annual Report on Form 10-K.

    In addition to the Travelocity.com Web site (www.travelocity.com), we operate Web sites tailored to customers in the United Kingdom (www.travelocity.co.uk) and Canada (www.travelocity.ca). Travelocity.com is the exclusive travel booking system for various America Online, Inc. ("AOL") services, including AOL, AOL.com, Netscape, CompuServe and Digital City. We are also an exclusive provider of certain travel booking services on Web sites operated by Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos") and @Home Corporation ("@Home"), and a provider on Web sites operated by Infoseek Corporation under the brand GO Networks.

    Travelocity.com Inc. was incorporated on September 30, 1999 as a wholly owned subsidiary of Sabre Holdings Corporation ("Sabre"), in order to combine the online travel business conducted by Sabre (through its Travelocity Division) with the business of Preview Travel. Sabre is the world leader in the electronic distribution of travel services, with the largest worldwide market share of global distribution systems, and a leader in travel technology services.

    On March 7, 2000 Sabre completed the closing of a merger and certain related transactions which combined Travelocity.com Inc., the Travelocity Division, and Preview Travel in a holding company/partnership structure. Travelocity.com Inc. is a holding company whose sole asset is units of Travelocity.com LP (the "Partnership"). Sabre also owns units of the Partnership. The Partnership owns all of the combined assets and has all the combined liabilities of the former Travelocity Division and Preview Travel.

    The Company, through the Partnership, continues to operate the combined online travel business formerly conducted by the Travelocity Division and by Preview Travel. Although Travelocity.com does not have a majority equity interest in the Partnership, the Company controls the Partnership through its right to appoint a majority of the Partnership's board of directors. Accordingly, the Company will consolidate the Partnership into its financial statements.

    Our principal corporate offices are located at 4200 Buckingham Boulevard, Fort Worth, Texas 76155. Our telephone number is (817) 963-2923.

INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND ONLINE COMMERCE

    The Internet and commercial online services have emerged as significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and commercial online services usage, including:

    -- the large and growing number of advanced personal computers in the home and workplace;

    -- improvements in network infrastructure, making access to the Internet and commercial online services easier, faster and cheaper;

    -- increased acceptance of the Internet and commercial online services by consumer and business users; and

    -- consumers' growing confidence in credit card transactions conducted online.

    Jupiter Communications estimates that the number of persons in the United States who use the Internet or other online services will grow from approximately 83 million in 1998 to approximately 157 million in 2003.

    The functionality and accessibility of the Internet and commercial online services have made them increasingly attractive commercial media by providing features that have not been available through traditional channels. For example, the Internet and commercial online services provide users with convenient access to large volumes of real-time data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations. Online retailers also provide tailored services because they capture valuable data on customer tastes, preferences, and shopping and buying patterns. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local facilities to provide their services on a global scale. In contrast, online retailers benefit from the economies of scale in reaching and electronically serving large numbers of customers worldwide from a central location. Because of these advantages, an increasingly broad base of products and services is being sold online, with travel services as the leading category. Forrester Research estimates that the total value of online purchases by U.S. consumers will be approximately $20 billion in 1999 and will increase to approximately $184 billion by 2004.

    As the number of online content, commerce and service providers has expanded, strong brand recognition and strategic alliances have become critical to the success of such companies. Brand development is especially important for online retailers due to the need to establish trust and loyalty among consumers in the absence of face-to-face interaction. In addition, some online retailers have begun to establish long-term strategic partnerships and alliances with content, commerce and service providers to rapidly build brand recognition and trust, enhance their service offerings, stimulate traffic, build repeat business, and take advantage of cross-marketing opportunities.

THE TRADITIONAL TRAVEL INDUSTRY

    The travel and tourism industry is one of the largest industries in the world. Travelers in the United States spent over $515 billion on travel and tourism in 1998 according to the Travel Industry Association of America. Historically, airlines, hotels, rental car agencies, cruise lines, vacation packages and other travel suppliers have relied on internal sales departments and travel agencies as their primary distribution channels. Travel agencies typically book travel reservations through electronic global distribution systems such as the SABRE(R)(1) system ("the SABRE system") and the Galileo system. Global distribution systems provide real-time access to voluminous data on fares, availability and other travel information.

    Customers traditionally have relied on travel agents to access and interpret the rapidly changing information on global distribution systems by using complex and proprietary interfaces. The global distribution systems store over 20 million published fares that are updated five times daily. As a result, the ability of customers to obtain the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, who may not be available when the customer needs them.

    Travel agencies are compensated primarily through commissions paid by travel suppliers, such as airlines, hotels

--------
(1) SABRE is a registered mark of Sabre Inc. All other names are trade names, trademarks and/or service marks of their respective company.

and car rental companies, on services booked. Some travel agencies also charge service fees to their customers. In a move to lower distribution costs, in September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from approximately 10% to approximately 8% and imposed a cap of $50 on commissions for round-trip ticket sales. These reductions were followed by similar reductions made by other airlines. In the fourth quarter of 1999, several major airlines further reduced their commission rates paid to traditional travel agencies from 8% to 5%.

    Paralleling these trends, the major U.S. airlines reduced the commission rate payable to online travel services from approximately 8% to approximately 5% in late 1997 and early 1998. And since the first half of 1998, major airlines have capped their fixed rate commission for online round-trip ticket sales to $10.

    Currently, typical standard base commission rates paid by travel suppliers to traditional travel agents are approximately 5% for airline tickets (subject to a maximum of $25 and $50 for one-way and round-trip tickets, respectively), 10% for hotel reservations, 5% to 10% for car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn performance based incentive compensation (known as override commissions) from travel suppliers, which can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers. Travel suppliers also pay booking fees to providers of global distribution systems to compensate them for their services. The global distribution systems may pay travel agents booking incentives based on negotiated terms.

    According to Travel Weekly, travel agency sales in the United States grew from $86 billion in 1991 to $126 billion in 1997, with more than half of those amounts spent on leisure travel. Although the commission reductions have resulted in some consolidation, the traditional travel agency distribution channel remains highly fragmented, with few nationally recognized brands. According to Travel Weekly's 1998 U.S. Travel Agency Survey published in August 1999, there are more than 33,000 travel agency locations in the United States, with the average travel agency location generating $3.8 million in annual gross bookings, (I.E., the total purchase price of all travel services booked), per location.

THE ONLINE TRAVEL MARKET

    The Internet is dramatically changing the way that consumers and businesses communicate, share information and buy and sell goods and services. The Internet reduces inefficiencies in markets characterized by the presence of large numbers of geographically dispersed buyers and sellers and in purchase decisions involving vast amounts of information from multiple sources. We believe that the worldwide travel industry, which exemplifies these characteristics, is especially well suited to benefit from increased Internet and electronic commerce adoption by consumers and businesses. As a result, travel has already become the largest online retail category with estimated online transactions of $4.2 billion in 1999, projected to grow to $32 billion in 2004, according to Forrester Research.

    Recent trends in the traditional travel industry have contributed to a need for a more effective and efficient means of purchasing and distributing travel services to address the changing needs of consumers and travel suppliers. For example, travel agencies are reducing their level of service in response to lowered commissions or in some cases charging customers for services. At the same time, many customers are demanding greater convenience and flexibility in how, where and when they shop for travel services. In addition, travel suppliers cannot use traditional travel agents to quickly implement effective marketing programs targeted to specific customer segments because of the large number of small travel agents.

    As a result of these trends, the Internet and commercial online services have emerged as an attractive means of purchasing travel. The Internet enables online travel service providers to offer a marketplace that brings customers and travel suppliers directly together. In this marketplace, customers may choose from a diverse selection of travel options, suppliers may market and distribute their products and services more efficiently, and online travel service providers can obtain favorable pricing for their customers by aggregating customer demand more effectively than traditional travel agents. This marketplace also provides travel suppliers and other merchants with an effective means of advertising to a targeted audience.

    Although the online travel service market presents attractive opportunities, there are challenges that must be overcome to enter the online travel marketplace. We believe that, in order to succeed in this market, online travel services providers must invest in technology and infrastructure, attract a large number of customers to achieve economies of scale, establish strategic relationships to drive online traffic, incur the costs of building a brand, and obtain travel-related information and integrate it with booking capabilities.

THE TRAVELOCITY.COM SOLUTION

    We are the leading online travel agency with the most unique visitors to our Web sites in a given month and the most online travel sales. To address the market opportunity presented by changes in the travel industry, we plan to continue to satisfy customers' need for a convenient, comprehensive and personalized source of travel services and information. Key features of the Travelocity.com solution include:

        CONVENIENCE. Our online travel services are accessible directly or through Yahoo!, GO Network, @Home, and several other co-branded Web sites and, effective with the merger with Preview Travel, AOL (including AOL, AOL.com, Netscape, CompuServe and Digital City with the close of the merger), Excite and Lycos. Both our Web site and our customer service operate 24 hours a day, seven days a week.

        EASE OF USE. Our online travel services include several features that allow users to easily search for information and book travel online. For example, customers may use BEST FARE FINDER, a feature that interprets complicated fare rules and takes customers directly from the fare to the flight by showing the customer which days to travel in order to get the lowest fare. Customers can then select their preferred travel dates from the graphical calendar display. If the customer has problems, help is available on our Web sites through the FREQUENTLY ASKED QUESTIONS feature and other help functions. Questions or comments can be submitted via e-mail, with responses usually coming within 18 hours.

        SPEED. The Web site's ease of use and efficient architecture provide the ability to book travel quickly and efficiently. In January 1999, we introduced EXPRESS BUY, which allows customers to make an airline reservation with three clicks of the mouse. At that time, the Travelocity Division also introduced an optional version of the Web site with reduced graphics, which shortens the amount of time required to make a reservation to less than two minutes.

        TRANSACTION SECURITY AND PRIVACY. We use the SABRE system that thousands of travel agents around the world also use to process over $70 billion in travel-related products and services annually. Travelocity.com uses Secure Socket Layer encryption technology, which is a proven coding system that lets a customer's browser automatically encrypt data before it is transmitted to the Travelocity.com Web site and that ensures the safe transmission of credit card information. We also offer the SHOP SAFE GUARANTEE feature. Under this feature, in the highly unlikely event that credit card fraud were to occur, we will reimburse the customer up to $50, the maximum amount for which the customer would generally be liable to a credit card company. For customers who are not comfortable providing their credit card number online, we will accept that information by telephone or fax, toll-free. To avoid the need for retransmittal of the information for future purchases, customers will have the option to keep the credit card information on file, where it would be kept in an encrypted format on servers protected by two levels of software designed to insulate them from misuse, known as firewalls, and located in a secure computer complex. We have taken steps to assure customers that Travelocity.com meets strict online security and business standards. We are a member of the Better Business Bureau's BBBOnline, which means that we have agreed to abide by the BBB code of ethical advertising. We also license the TRUSTe's Privacy Program which requires its licensees to adhere to established privacy principles and agree to comply with TRUSTe's oversight and consumer resolution procedures.

        BREADTH OF OFFERING. We offer one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information for over 95% of all airline seats sold worldwide, 47,000 hotels, 50 car rental companies, and 70,000 vacation packages. In addition to our reservation and ticketing service, Travelocity.com offers discounted and promotional fares, travel news, destination information on hundreds of cities and countries worldwide, weather information, maps and travel tips.

         PERSONALIZATION. Each person who registers as a member on the Web sites operated by Travelocity.com has a profile in our customer database. Members can choose to provide us with travel preferences (for example, frequent travel programs and seating preferences), credit card billing information, ticket delivery address and other personal information. This information is primarily used to assist members in making reservations quickly without having to provide the same information repeatedly. In addition, this information allows us to contact our customers for customer service, if necessary, and to inform them of incentives and promotional offers. Customers may choose to terminate further receipt of this information online. Travelocity.com can analyze the impact of each message or offer on booking behavior, providing us with real-time feedback on the attractiveness of the offer to customers. The Travelocity.com Web site provides FARE WATCHER E-MAIL, a feature that allows members to track fare changes in travel markets of their choice by receiving e-mail notification of those changes. Customers can also utilize FLIGHT PAGER, a service that allows travelers to register flight information at the Travelocity.com Web site, and to receive changes to the flight time or gate via alphanumeric pagers.

        GLOBAL REACH AND PRESENCE. Versions of our Web site tailored to particular countries (known as localized Web sites) accommodate differences in culture, travel purchase behavior, and supplier inventory preferences. We will continue to operate localized Web sites in Canada (www.travelocity.ca) and in the United Kingdom (www.travelocity.co.uk), two of the largest international travel markets outside the United States. Through our local customer service partners -- Rider/BTI Travel in Canada and Hillgate Travel in the United Kingdom -- we provide a full range of services to our customers. Additionally, through the AGENCY LOCATOR feature, customers worldwide can make reservations on the Travelocity.com Web site and pick up their tickets at participating Sabre travel agencies. Through this means, we have sold tickets in more than 90 countries around the world.

        APPEAL TO TRAVEL SUPPLIERS. Travelocity.com will help travel suppliers to pursue a range of innovative, targeted merchandising and advertising strategies designed to increase revenues, while reducing overall transaction costs and customer service costs. Without revealing individual customers' identities or jeopardizing their confidentiality, our customer database will allow travel suppliers to implement targeted promotions through Travelocity.com. Travel suppliers may take advantage of context-sensitive advertising to maximize the value of their promotional message. They may contribute content such as photos that enrich the customer experience while also making their product more visually compelling. Travel suppliers that offer Web-based fares that are lower than published fares may use Travelocity.com as an additional distribution outlet, as do American Airlines and British Airways.

THE TRAVELOCITY.COM BUSINESS STRATEGY

    Our business strategy is to implement the following strategic initiatives to enhance our position as the leader in online travel services.

        CONTINUALLY IMPROVE THE CUSTOMER'S BUYING EXPERIENCE. We plan to introduce products and services that will better enable the customers of Travelocity.com to shop and buy travel products. Travelocity.com will use its significant travel industry expertise, combined with our nearly 15 years of experience in selling travel online, to continually work to bring our customer a unique travel shopping experience.

        INCREASE BRAND AWARENESS. We plan to invest in expanding awareness of the Travelocity.com brand through an advertising program that utilizes various channels including online media, television, print, radio, and the Internet. We believe that word-of-mouth is an effective means of attracting new customers. So, we strive to ensure that our customers have a positive experience with a convenient, user friendly Web site, which features many time-saving tools and responsive customer service. We also plan to continue joint promotions with travel service suppliers.

        EXPAND OUR BUSINESS TO BUSINESS FOCUS. We plan to expand our focus on the business to business sector through further targeting the unmanaged business traveler. Through the use of our online travel industry expertise we will continue to provide products and services to meet the unique needs of the unmanaged business traveler, a significant and growing sector of the online travel market.

        ENHANCE OUR TECHNOLOGY PLATFORM AND PRODUCT FUNCTIONALITY. We plan to continue to increase the efficiency and effectiveness of our Web sites through enhancement of the underlying infrastructure and investment in improved technology to anticipate increased transaction volume. We will also continue to develop the functionality, features, and content of our Web sites, and in particular to increase the level of personalization. Additionally, we will continually seek new distribution opportunities for our product as technology evolves. An example includes our relationship with 3Com Corporation to serve as a charter content provider for the Palm VII product. Our relationship with Sabre uniquely positions us to develop additional innovative functions and features in the SABRE system through the information technology agreement.

        ENHANCE SUPPLIER RELATIONSHIPS. We plan to further invest in and build upon strong supplier relationships. Drawing on our experience in technology development, we plan to create new tools to integrate suppliers' products and services into our Web sites. Additionally, we will continue to increase the value we provide to suppliers by developing new ways for them to effectively market and distribute their products to our customers.

        CONTINUE OUR INTERNATIONAL EXPANSION. We will expand our international presence after carefully evaluating the market for travel services and the popularity of online commerce in particular countries. We will draw upon our experience with our existing Web sites to tailor our international Web sites to the specific characteristics of each local market and operate the new Web sites more efficiently and effectively. Additionally, our existing relationship with Abacus, Asia's leading global distribution system, offers local product, distribution and marketing expertise in the potentially large travel market in the Asian region. Abacus is owned by the principal airlines of the region and Sabre owns a 35% interest. Together, Abacus and the Travelocity.com businesses are well-positioned to expand into key Asian and Southern Pacific markets.

        EXPAND OUR SERVICE OFFERINGS. We plan to continue to expand our travel service offerings. We plan to derive more revenue from higher margin product offerings such as hotel reservations, car rentals, cruises and vacation packages. We also plan to expand the scope of destination offerings to provide more travel options to our customers. We will also evaluate ways to further enhance customers' experiences by incorporating community aspects into our service offerings, such as bulletin boards and chat rooms. We will consider other means of purchasing travel services, such as purchasing through consolidators, purchasing wholesale inventory at special prices, or by using an auction model.

STRATEGIC RELATIONSHIPS

    We will continue to pursue strategic relationships to increase our access to online customers, to build brand recognition and to expand our online presence. We have alliances with strategic partners that are among the strongest and most recognized brands associated with the Internet including:


YAHOO!

    We are the provider of air, car and hotel booking services for Yahoo!, one of the most recognized brands associated with the Internet. Over the remaining term of our agreement with Yahoo! we expect to pay Yahoo! at least $28 million. Our agreement expires at the end of 2002. Yahoo! is a global Internet media company that offers a branded network of media, commerce, and communication services to users worldwide and is the leading Internet portal in terms of traffic, advertising and household and business user reach.

    We provide a database containing schedule, availability and price information that allows users of the Yahoo! Web site to book and pay for air, car and hotel services. We will collaborate with Yahoo! to further develop, promote and operate the Yahoo! Travel Web site and a Web site containing the "Travelocity.com" and "Yahoo!" brands, known as a co-branded site. Users may link to the Yahoo! Travel Web site from the Yahoo! home page, and to the co-branded site from the "Air," "Car" and "Hotel" images in the "Make Reservations" section of Yahoo! Travel.

AMERICA ONLINE

    Effective with the merger, Travelocity.com became the exclusive travel booking system for AOL for the five years ending March 31, 2005, on the United States versions of AOL, AOL.com, the CompuServe Service, Netscape Netcenter, Digital City and, for a one-year term, AOL Plus. On each of these services, Travelocity.com and AOL will work together to create a co-branded site which will provide access to the Company's services. We will also be a primary provider of travel information and other related services through co-branded sites on these AOL services. We expect that after the co-branded sites are launched, the AOL relationship will provide Travelocity.com with positive cash flow under the agreement.

    Key terms of the agreement include:

    -- subject to AOL meeting specified revenue targets, a percentage of which will be shared with us, we will be obligated to pay AOL a total of $200 million over the five-year term of the contract, including $40 million paid on the date of the merger with Preview Travel, as well as a percentage of all commissions received by us from bookings made on the co-branded sites;

    -- AOL will pay us a percentage of cash advertising revenue collected by AOL from advertising on the co-branded sites, within AOL's travel channels, on Web pages throughout the AOL properties on which our travel booking system or our other travel-related information is located, or sold by AOL to a specified group of travel providers and providers of specified ancillary travel services;

    -- AOL will place promotions throughout the AOL properties that will permit AOL users to link to the co-branded sites;

    -- our travel booking capability on the travel channels of various AOL services must be integrated by April 1, 2000, otherwise our benefits will be reduced or the agreement will be extended;

    -- we must include references to "Travel" as an AOL keyword in almost all of our advertising; and

    -- AOL must meet cumulative advertising revenue and payment targets by the end of the second, third and fourth years of the agreement.

    If AOL does not meet the cumulative revenue targets, we may elect to operate under alternative terms and conditions set forth in the agreement. If we elect to do so, AOL may terminate the agreement. The alternate terms and conditions would be as follows:

    -- Travelocity.com would no longer have any payment obligations to AOL, would keep commission revenues from travel services booked on the co-branded sites, and would receive a percentage of the advertising revenues only from advertisements placed on Web pages that contain only our travel-related information;

    -- we would continue to be required to maintain and operate the co-branded sites, the travel booking system and our travel-related services; and

    -- AOL would no longer be obligated to promote our travel booking system and travel-related information, and AOL could provide access to and promote another travel booking system.

    At the end of the agreement's term, AOL can, annually for four years, extend the agreement for an additional one-year term but the agreement would contain the changes described above. Either party may terminate the agreement if the co-branded sites are not properly launched by September 1, 2000 as a result of the other party's non-performance of its obligations under the agreement. In addition, AOL may terminate the agreement at any time during the term of the agreement if we are acquired by an Internet service provider or other specified types of AOL competitors.

    Although the agreement provides that our travel booking system will be the only travel booking system on the AOL properties, this exclusivity is subject to some exceptions. Also, although the agreement prohibits us from promoting any other Internet site as a preferred provider of travel reservations or other travel-related services, we would not normally promote other Internet sites in this way.

EXCITE

    Effective with the merger, we became the exclusive provider of travel booking services for Excite's Travel Channel (City.Net) in the United States and for the WebCrawler Travel Channel. Excite is a leading Internet search engine provider.

    Under our agreement with Excite, we have a co-branded site that is included on all travel channels within the Excite network. Also, we have travel-related content, such as travel news articles and travel specials, for the Excite

Travel Channel and other Excite services. In addition, Excite has agreed to promote and advertise our services throughout the Excite network and to display within the Excite network a minimum number of Internet links to our travel site or to the co-branded site. We make additional payments to Excite representing a share of advertising revenues received by the Company for advertising appearing on the co-branded site. Additionally, we have agreed to promote Excite's services on our Web sites.

    Over the remaining term of the agreement, we are obligated to pay $11 million to Excite, as well as to pay a percentage of commissions we earn in excess of specified thresholds. In addition, we and Excite will cooperate in selling and share revenues from advertising on the Excite Travel Channel. Our arrangement with Excite expires in September 2002, or earlier in the event of a material breach by either party.

    Our exclusive arrangement is subject to specified exceptions. If Excite decides during the term of the agreement to offer travel booking services or travel-related Internet functions that we do not then provide, we have a right of first refusal to negotiate our provision of these new services to the Excite Travel Channel and the WebCrawler Travel Channel. We also have a right of first refusal if Excite wishes to enter into an agreement with a third party that will provide travel services on a co-branded site on the Excite network. If we enter into an agreement with a third party with substantially the same scope as our agreement with Excite and on terms which, taken as a whole, are more favorable for the third party than the terms of our agreement with Excite, then we are required to offer these more favorable terms to Excite.

LYCOS

    Effective with the merger, we became the exclusive travel service provider of travel booking services for Lycos' Travel Web Guide and Travel Network. Lycos is a leading Internet search engine. Under this agreement, we have a co-branded site that is promoted throughout the Lycos Web site, and Lycos has agreed to display a minimum number of Internet links to promote our Web site and the co-branded site. We provide a variety of travel-related services and information for the co-branded site, including fare finding, travel news stories, travel promotions and information regarding special travel fares. In addition, we display links on the co-branded site to the Lycos Web site.

    We are eligible to receive payments from Lycos representing a share of advertising revenues Lycos receives in connection with the co-branded site. Over the two-year term of the agreement, we are obligated to make minimum payments to Lycos, as well as pay a portion of commissions we earn through the co-branded site in excess of specified thresholds, and fees for providing links to our services above specified thresholds. The agreement with Lycos expires on September 15, 2000. The agreement will expire earlier if Lycos delivers the contractually required number of impressions prior to September 15,2000, or in the event of a material breach by either party or the provisions of notice to the other party that such party's services, viewed as a whole, are no longer competitive with substantially similar services being offered by third parties.

INFOSEEK (GO NETWORK)

    We are a preferred provider of air, car and hotel booking services on the GO Network Travel Center. GO Network is one of the top five properties on the Internet, according to Media Metrix.

    We are a co-branded provider of air, hotel and car services accessible from the GO Network Travel Center home page. Infoseek has agreed not to sell any banner ads for placement on the GO Network Travel Center home page to three competitors identified in the agreement, with exceptions specified in the agreement. As a preferred provider, we will be entitled to purchase the right to cause specified key words to result in the display of our content or advertising on GO Network in response to a search.

    We have agreed to pay Infoseek a set percentage of all net revenues that we receive for products and services sold to GO Network users or on GO Network co-branded sites that we host. We must also purchase from Infoseek guaranteed minimum advertising on GO Network during the term of the agreement. After March 2000, either party may terminate the agreement for convenience upon 90 days' notice. The parties may renew the agreement for one year terms, subject to mutual agreement of the parties.

@HOME NETWORK

    We are the exclusive air, car and hotel booking service provider for @Home Network subscribers and the anchor tenant for the @Home Network's shopping guide. Because @Home uses the broadband attributes of cable, we are able to provide multimedia services and content through this channel. @Home has agreed not to create a channel or sub-channel that provides travel information for any of our direct competitors or to allow any competitor to place any promotional material on @Home Network Web pages on which we are featured.

    We have agreed to make quarterly fixed payments to @Home, and to make variable payments to @Home equal to a portion of our revenue from our advertising on the @Home Network and from sales of air tickets and other goods and services to @Home subscribers. The amount payable to @Home is the greater of the variable payment or the fixed payment. However, our fixed payments to @Home will be reduced if, in any year, the total amount of variable payments is less than the fixed payments made by us in that year and the average number of @Home subscribers falls below a threshold amount.

    Our agreement expires in 2001. If @Home ceases to offer access to online travel services for a period of more than one year, the agreement will terminate.

ROAD RUNNER

    We have a three-year alliance with Road Runner, a high-speed broadband online service, which was launched in the first quarter of 2000. Road Runner will provide our travel services with premier positioning and promotion in all of its travel-related areas, enabling Road Runner subscribers to easily research and book their travel arrangements through our service. In addition, Road Runner has agreed to promote our service.

    We have agreed to pay Road Runner a fixed amount for each person who visits our Web site directly from the Road Runner service and completes a new member registration form, provided the person is not already a present or past member of our travel service. We have also agreed to pay Road Runner a fixed fee for each airline ticket that these new members purchase through us. If the number of new members of our travel service who join in this way during any year of the agreement is less than an agreed amount, then we may either terminate the agreement on six months' written notice or continue the agreement on revised terms and conditions. Our agreement expires on December 20, 2002 and may be renewed upon mutual agreement of the parties.

TECHNOLOGY

    We expect that the Travelocity.com travel planning and reservation system will continue to be a strong platform for industry innovation. We have continually innovated and upgraded our systems to meet the expanding needs of the online travel consumer. The Travelocity.com Web site is based on a carefully chosen combination of commercial and proprietary tools.

    Our multi-tiered system gives us the scalability and reliability to expand to meet our current and future growth. Netscape Enterprise Server, our web server, Vignette Story Server, used for our destinations content, and Tool Command Language, our primary user interface programming language, handle the demands of serving Web pages. Our proprietary application server executes business rules and directs messages among our content sources. A third level of software accesses destinations, profile and reservations content sources. The SABRE system is our primary source of reservations content.

    The software and hardware for air, car and hotel reservations for Travelocity.com is located and maintained at Sabre's computer center. Effective with the integration of Travelocity.com and Preview Travel, the software and hardware for destinations, vacations and cruise reservations will be located in Travelocity.com's San Francisco computer center. Sabre and Travelocity.com have significant experience in developing, operating and maintaining reliable, high volume online transaction processing systems.

CONSUMER MARKETING

    Our relationship with our customers is key to the success of our business. We will measure our success by our ability to attract visitors to our Web sites, convert those visitors into buyers and convert those buyers into repeat buyers. To help us do so, we will consult with focus groups to refine and enhance our advertising efforts, product features and benefits, and promotional offers. We plan to attract visitors to our Web sites and enhance our brands through customer marketing efforts including advertising and public relations.

    Our strategy to convert visitors into buyers will use a combination of incentives, including seasonal and purchase-related promotions that take advantage of our customer database and Web site. As part of this effort, we plan to negotiate special rates and benefits to obtain superior travel inventory for our customers. We believe that our increasing scale will allow us to negotiate on more favorable terms. Through our research with visitors and infrequent purchasers, we are developing new programs and features (including personalization and loyalty incentives) that will encourage purchases and repeat use.

    Travelocity.com will maintain a proprietary database including demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data will enable us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we plan to regularly communicate with our customers through targeted e-mail.

    Travelocity.com also plans to employ a variety of traditional media programs and promotional activities to enhance the effectiveness of our marketing initiatives:

    -- ADVERTISING. As part of our strategic alliances, we plan to invest in both online and traditional advertising to drive traffic to our Web sites. To generate traffic to Travelocity.com Web sites in a cost efficient manner, we plan to place advertisements on high volume
       Web sites and purchase targeted keywords on popular search engines including Yahoo!, Alta Vista, Infoseek and others. Travelocity.com will also advertise in traditional print and broadcast media to increase the awareness of its service, product enhancements and promotional offerings.

    -- PUBLIC RELATIONS. The core of our public relations effort will be media relations, industry analyst relations and speaking engagements. We will maintain relations with journalists and industry analysts to secure unbiased, third-party endorsements for Travelocity.com. We also plan to pursue coverage by online publications, search engines and directories. In addition to media and analyst relations, our employees will actively participate in industry events and conferences.

    -- CO-MARKETING, PROMOTIONS AND LOYALTY PROGRAMS. We plan to continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer travel-related prizes.
       These programs typically involve participation with airlines, hotels, car rental agencies and online service providers. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we will offer various incentives and awards to the Travelocity.com customer base. These incentives are designed to increase customer loyalty and awareness of our travel services and of the Travelocity.com brand. For example, we plan to continue to provide customers with bonus frequent flyer miles and special companion fares during targeted promotional periods. On March 28, 2000, the Partnership and priceline.com Incorporated ("priceline.com") executed a marketing and customer referral agreement. The agreement requires each party to pay the other a fee for specified referred customers.

SALES AND SUPPLIER RELATIONS

    We plan to continue to build long-term relationships with travel suppliers. We have contractual relationships with travel suppliers in the air, car, and hotel sectors. These relationships allow us to generate additional revenue through upfront payments or through payments made on satisfying market share goals. In some cases, the Travelocity.com Web site will be required to prominently display a supplier's brand or marketing message. These contracts typically vary in length from one year to three years.

COMPETITION

    The online travel services market is new, rapidly evolving and intensely competitive. Travelocity.com competes with a variety of companies with respect to each product or service that it offers, including:

    -- online travel agents such as Expedia, Inc. ("Expedia"), a majority-owned subsidiary of Microsoft;

    -- consolidators and wholesalers of airline tickets and other travel products, including shopping clubs and online consolidators such as Cheaptickets.com, and priceline.com;

    -- individual airlines, hotels, rental car companies, cruise operators and other travel service providers, some of which are suppliers to our Web sites and many of whom offer travel services directly through their own Web sites;

    -- alliances by travel suppliers, such as the recently announced multi-airline Web site for travel distribution; and

    -- local, regional, national and international traditional travel agencies.

    Internationally, Travelocity.com competes with a different set of participants in each national market, ranging from traditional travel agents, market-specific Web sites, and global competitors, including Expedia, GetThere.com and Leisure Planet, which have expanded beyond the United States market. In the United Kingdom, local online competitors include Deckchair.com, e-bookers and A2bTravel.com.

    As the market for online travel services grows, we believe that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies, travel industry information providers, online portals and e-commerce providers, will increase their efforts to develop services that will compete with our Web sites. We will compete on the basis of our comprehensive service offering, technological innovation, and customer service.

GOVERNMENT REGULATION

    We must comply with laws and regulations relating to our sales activities, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel services, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and global distribution systems are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.

    The U.S. Department of Transportation is currently considering whether to extend existing regulations to online travel services. The regulations currently apply to global distribution systems that are owned by or affiliated with airlines and that are marketed to travel agencies. We expect the Department of Transportation to issue guidance on these regulations in 2001. If these regulations were extended to online travel services, they could affect how we market, display and distribute our airline inventory, increase our costs of doing business and reduce our sales and revenues.

    Currently, relatively few laws and regulations directly apply to the Internet and commercial online services. Federal, state and local governmental organizations, as well as foreign governments, are considering legislative and regulatory proposals that would regulate the Internet, and will likely consider additional proposals in the future. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy, to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

    Federal legislation imposing limits on the ability of states to tax Internet-based sales was enacted in 1998 and will exempt some sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could hurt our business.

INTELLECTUAL PROPERTY

    We rely on trademark, patent, copyright, and trade secret laws and confidentiality and licensing agreements with employees, customers, partners and others to protect our proprietary rights. Effective trademark, patent, copyright and trade secret protection may not be available in every country in which our services are available and policing unauthorized use of our proprietary information is difficult and expensive.

    We rely on licenses from third parties to use their technology and information, which we incorporate and integrate into our Web sites. We cannot assure you that these licenses will continue to be available to us on commercially reasonable terms. The loss of these licenses could require us to obtain alternative technology and information of lower quality or at greater cost. In addition, third parties that develop new technology that would be useful to us may decline to grant us a license to use that technology. Also, third parties may assert patent or other intellectual property rights to technology that would otherwise be in the public domain. In either case, we would not be able to use the technology, which may prevent us from providing new and useful services to our customers.

    We also may grant licenses under some of our proprietary rights, such as trademarks, patents or copyrighted materials to third parties.

    We may become involved in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. We may be required to indemnify travel suppliers and others with whom we do business for intellectual property claims made against them in connection with the services we provide.

    The steps that we take to protect our proprietary rights may prove to be inadequate and third parties may infringe or misappropriate our proprietary rights. Licensees of our technology also could take actions that might decrease the value of our proprietary rights or reputation. In addition, Sabre and Travelocity.com have agreed to share some of their intellectual property rights. Because this agreement permits more than one entity to use these intellectual property rights, this agreement may increase the chance that our intellectual property could be misappropriated by a third party. If we have to enforce our intellectual property rights in court, we may incur substantial costs and divert our management's resources and attention.

ITEM 2.  PROPERTIES

    We are headquartered in Fort Worth, Texas in approximately 11,527 square feet of space in a building leased through a facilities agreement with Sabre. This space houses our principal administrative and sales and marketing facilities.

    Additionally, we lease approximately 37,790 square feet of space in San Antonio, Texas from a third party. This space houses our customer service and fulfillment operations.

    Effective with the merger, we lease three office buildings in San Francisco, California, all of which are leased from a third party. The first building, consisting of approximately 34,000 square feet, houses administrative, marketing, customer service and computer and communications personnel. The second building, consisting of approximately 8,000 square feet, houses our principal media sales and finance personnel. The third building, consisting of approximately 16,000 square feet, is subleased to NewsNet Central, a related party.

    Also effective with the merger, we lease approximately 18,000 square feet in Rancho Cordova, California from a third party. This space houses an additional customer service facility.

ITEM 3.  LEGAL PROCEEDINGS

    We are not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
--------------------------------------------------------------------------------


ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the Nasdaq National Market (symbol TVLY). As of March 15, 2000 there were 172 holders of record of the Company's Common Stock. Our Common Stock began trading on March 8, 2000 with the consummation of the merger between Preview Travel and Travelocity.com Inc.

         The daily range of the high and low sales prices for our Common Stock on the Nasdaq National Market since trading began on March 8, 2000 was:

                                                     HIGH            LOW
                                                     ----            ---
                  March 8, 2000                      51.875          39.125
                  March 9, 2000                      47.25           43.8125
                  March 10, 2000                     47.8125         44.9375
                  March 13, 2000                     45.00           42.00
                  March 14, 2000                     43.00           40.00
                  March 15, 2000                     41.25           38.625
                  March 16, 2000                     41.3125         37.125
                  March 17, 2000                     43.625          39.875
                  March 20, 2000                     43.875          39.875
                  March 21, 2000                     42.00           37.9375
                  March 22, 2000                     41.6875         37.50
                  March 23, 2000                     42.50           39.375
                  March 24, 2000                     40.5625         39.125
                  March 27, 2000                     39.75           37.9375
                  March 28, 2000                     38.28125        35.75

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for each of the years ended December 31, 1996 through 1999 have been derived from our audited financial statements and the related notes. The selected historical financial data for the year ended December 31, 1995 have been derived from our unaudited financial statements. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with our audited financial statements and they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the selected historical financial data. This information is only a summary and you should read it together with the audited financial statements and related notes and with our "Management Discussion and Analysis." These financial statements do not include the impact of the contribution agreements and the intercompany agreements that were entered into between the Partnership and Sabre on the merger closing nor indicate the results of operations of our business after the merger.

                                                            YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                            1999          1998        1997        1996      1995
                                         ----------   -----------  ----------  ----------  -------
                                                                (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA (1)

Revenues:
  Transaction revenue                     $  54,567    $  18,370    $   8,345  $  10,949    $ 7,333
  Advertising revenue                         8,591        2,821          577         94         --
  Licensing and royalty fees                  1,029           47          365        855      1,202
                                          ---------    ---------    ---------  ---------    -------
     Total revenues                          64,187       21,238        9,287     11,898      8,535
Cost of revenues                             40,255       19,067       11,878      9,709      5,315
                                          ---------    ---------    ---------  ---------    -------
Gross profit (loss)                          23,932        2,171       (2,591)     2,189      3,220
Operating expenses:
  Selling and marketing                      29,532       10,608        6,887      5,556      2,153
  Technology and development                  9,624        8,483        6,549      7,034      2,750
  General and administrative                  5,407        4,360        2,693      2,472      1,132
                                          ---------    ---------    ---------  ---------    -------
     Total operating expenses                44,563       23,451       16,129     15,062      6,035
                                          ---------    ---------    ---------  ---------    -------
Operating loss                              (20,631)     (21,280)     (18,720)   (12,873)    (2,815)
Other income (expense)                           --           --           --        (88)         3
                                          ---------    ---------    ---------  ---------    -------
          Net loss                        $ (20,631)   $ (21,280)   $ (18,720) $ (12,961)   $(2,812)
                                          ---------    ---------    ---------  ---------    -------
                                          ---------    ---------    ---------  ---------    -------
BALANCE SHEET DATA (AT THE END OF
   THE PERIOD) (1)
Working capital deficit                   $  (5,319)   $    (462)   $  (1,205) $  (1,873)   $  (222)
Total assets                                  9,639       11,169        9,126        927      1,002
Total stockholder's deficit                 (68,562)     (47,931)     (31,755)   (13,035)       (75)
SUPPLEMENTAL FINANCIAL DATA
Gross bookings(2)                          $808,466    $ 284,641    $ 121,000       N/A(3)      N/A(3)
Segments booked(4)                            7,718        2,704        1,148      1,999      1,781

(1) Refer to Note 10 to the Financial Statements.

(2) Represents the total purchase price of all travel services booked through the Travelocity.com Web site. This presentation of gross bookings does not affect our operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison of business activity between historical periods than do transaction fees because of changing commission rates over the periods. Gross bookings is not a financial measurement in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates, and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Position".

(3) Gross bookings for these periods are not available.

(4) Represents the number of bookings processed through the SABRE system for the Company.

SELECTED PRO FORMA COMBINED FINANCIAL DATA

    The following unaudited selected combined financial data presents the effects of the merger, the contribution agreements and other agreements entered into at the effective time of the merger with Preview Travel by the Partnership and Sabre. These agreements are an access agreement, a technology services agreement, an intellectual property agreement, a facilities agreement and an administrative services agreement. For a description of these agreements, which we refer to as the intercompany agreements, see Note 10 to the Financial Statements.

    The unaudited pro forma combined statements of operations data gives effect to the merger of the Company and Preview Travel and the contribution agreements and the intercompany agreements as if such transactions had been entered into on January 1, 1998. This pro forma data is based upon the historical results of operations of the Travelocity Division and the historical results of operations of Preview Travel for the years ended December 31, 1999 and 1998.

    The unaudited pro forma combined balance sheet data presents the combined financial position of the Company and Preview Travel as of December 31, 1999 assuming the merger had occurred and the contribution agreements and the intercompany agreements had been entered into as of December 31, 1999. This pro forma information is based upon the historical balance sheet data of the Company and the historical balance sheet data of Preview Travel, as of December 31, 1999.

                                                                              YEAR ENDED DECEMBER 31,
                                                                            --------------------------
                                                                                1999          1998
                                                                             ---------      ---------
                                                                             (IN THOUSANDS, EXCEPT PER
       PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA:                           SHARE AMOUNTS)
       Revenue:
         Transaction revenue                                                 $  70,280      $  29,326
         Advertising revenue                                                    19,632          6,162
         Licensing and royalty fees                                              1,029             47
                                                                             ---------      ---------
            Total revenues                                                      90,941         35,535
       Gross profit                                                             50,211         10,635
       Operating expenses                                                       99,337         55,699
       Amortization of intangibles (1)                                          84,062         84,062
       Operating loss                                                         (133,188)      (129,126)
       Sabre interest in partnership (2)                                        81,208         78,455
       Net loss                                                                (49,774)       (48,086)
       Pro forma basic and diluted loss from continuing operations
          per share (3)                                                     $    (3.59)    $    (3.76)
                                                                            ----------     ----------
                                                                            ----------     ----------
       Weighted average shares used in basic and diluted per share
          calculations                                                          13,850         12,796
                                                                            ----------     ----------
                                                                            ----------     ----------
       PRO FORMA COMBINED BALANCE SHEET DATA (AT THE END OF THE
          PERIOD):
       Cash, cash equivalents and marketable securities (4)                 $ 128,905
       Working capital (4)                                                     112,644
       Intangible assets and goodwill                                          256,376
       Total assets                                                            415,815
       Sabre interest in partnership (5)                                        61,795
       Stockholders' equity                                                    334,738

----------
(1) Represents an estimate of the amortization of goodwill and other intangible assets recorded in the merger.
(2) Represents Sabre's 62% share of the Partnership's losses, based on its direct ownership interest in the Partnership.
(3) The pro forma basic and diluted loss from continuing operations per share is calculated using the one-to-one exchange ratio of Preview Travel stock to the Company's stock in the merger. As pro forma losses exist for each period presented, the calculation of pro forma loss per share excludes the effects of stock options and the 33 million shares of convertible preferred stock the Company has issued to Sabre upon consummation of the merger.
(4) Includes the contribution of $52.7 million in cash by Sabre in conjunction with the contribution of the assets and liabilities of the Travelocity Division to the Partnership and an additional $50 million investment in the Company by Sabre.

(5) Represents Sabre's direct net investment in the Partnership at December 31, 1999.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management Discussion and Analysis represents the historical results of the Travelocity Division, our predecessor business, as an operating unit of Sabre and does not include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre or other financial impacts of the merger with Preview Travel. These historical results are not indicative of what our future financial position or results of operations subsequent to the merger will be. Pro forma results for 1999 and 1998 are also included herein to illustrate the effect of these agreements and the merger transaction on our historical operations and financial position.

    We receive transaction fees, including booking fees collected by Sabre and transferred to us, and commissions from travel suppliers for purchases of their travel products and services by customers who make reservations through our online travel services. Our online travel services have experienced substantial growth since the launch of our Web site in March 1996.

    Gross bookings of travel services online increased from approximately $32.5 million in the first quarter of 1997 to $280.7 million in the fourth quarter of 1999, which resulted in an increase in transaction revenues from approximately $2.0 million to approximately $19.2 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings do not affect our operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison of business activity between historical periods than do transaction fees because of changing commission rates over the periods. Gross bookings are not a financial measurement in accordance with GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

    The commission rates paid by travel suppliers are determined by individual travel suppliers and are subject to change. Currently, we earn an average commission of approximately 4% on the sale of airline tickets.

    Advertising revenue was generated primarily through an agreement with DoubleClick for the placement of advertising on our Web site and through the direct selling of advertisements on the site. Under the agreement, DoubleClick obtains advertisers for our site, collects the revenue paid by the advertisers, and pays us an amount that is net of fees due to DoubleClick for its service. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements are delivered. Revenue from advertisements placed on our site has grown from 6.2% of total revenues for 1997 to 13.4% of total revenues for 1999.

    Cost of revenues includes costs of operating the customer service center, data processing charges and employee costs associated with operating the Internet infrastructure.

GROSS MARGINS

    Our gross margin for 1999 was 37.3%, and for 1998 was 10.2%. A number of different factors may impact gross margins, including the mix of transaction revenues versus online advertising revenues, the mix of travel services sold, the level of commissions on travel products, and the amount of incentive commissions. We expect higher gross margins on advertising revenues than commission revenues, higher commission rates on vacation packages than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $18.4 million to $54.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $36.2 million, 197.0%. This increase was primarily attributable to increased sales through our Web site. Gross bookings increased from $285 million for the year ended December 31, 1998 to $808 million for the year ended December 31, 1999.

    ADVERTISING REVENUES. Advertising revenue increased from $2.8 million (net of fees paid to DoubleClick of $820,000) to $8.6 million (net of fees of $2.0 million) for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $5.8 million, 204.5%. This increase was primarily due to an increase in net revenue from DoubleClick of $4.2 million for advertisements placed on our site, increasing advertising impressions and an increase in direct selling of advertising by us of $1.6 million.

    LICENSING AND ROYALTY FEES. Revenue from licensing and royalty fees increased from $47,000 to $1.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $982,000, 2,089.4% due to new licensing and maintenance agreements primarily with US Airways Airlines.

COST OF REVENUES

    Cost of revenues includes costs of operating the customer service center, data processing charges and employee costs associated with operating our Internet infrastructure. Cost of revenues increased from $19.1 million to $40.3 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $21.2 million, 111.1%, primarily due to increases in data processing charges, costs associated with the customer service center and salaries and employee related costs. These increases are primarily due to the increase in transactions on our Web site. Gross bookings increased from $285 million for the year ended December 31, 1998 to $808 million for the year ended December 31, 1999. The increases are partially offset by a $1.7 million payment made by an AMR affiliate to us in connection with the termination of the use of a customer service center operated by the AMR affiliate. Cost of revenues declined as a percentage of total revenue from 89.8% for the year ended December 31, 1998 to 62.7% for the year ended December 31, 1999 primarily due to increased efficiencies in the customer service center and the increase in advertising revenue in 1999.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Travelocity Division's Web site, costs relating to strategic distribution partnerships with companies such as Yahoo!, Netscape and @Home, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $10.6 million to $29.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $18.9 million, 178.4%. This increase was due to additional advertising spending of $12.4 million by us to gain market share, and increased costs of $5.7 million relating to the amortization of payments made to strategic distribution partners. The remaining increase of $0.8 million is due to an increase in salaries and other employee related costs to support the additional direct selling efforts.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expense consists of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of the site. Technology and development expenses increased from $8.5 million to $9.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $1.1 million, 13.5%. This increase was primarily due to costs associated with enhancing and maintaining our Web site including enhancements such as BEST FARE FINDER.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists of management fees paid to Sabre for the provision of various services, including salaries and benefits for Sabre management devoted to the Travelocity Division, corporate facility services, legal services, and accounting services. General and administrative expense also includes salaries and benefits of our management and administrative costs of the Travelocity Division. General and administrative expenses increased from $4.4 million to $5.4 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $1.0 million, 24.0%. This increase was primarily due to an increase in salaries and employee related costs and the management fee from Sabre. These costs increased as a result of increased administrative requirements to support our growth.

     NET LOSS. Net loss decreased $649,000, 3.0% from $21.3 million to $20.6 million, primarily due to the increase in gross profit partially offset by the increase in operating expenses.

1998 COMPARED TO 1997

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $8.3 million to $18.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of approximately $10.1 million, 120.1%, which was primarily attributable to increased sales on our Web site. Gross bookings increased from $121 million in 1997 to $285 million in 1998. This increase was partially due to the agreement entered into with Yahoo! in June 1997 to be the provider of air, car and hotel booking capabilities on the Yahoo! Web site, growth in usage of our Web site and an agreement with Netscape entered into in December 1997 to be the primary travel reservation provider for its network. Revenues from transaction fees declined as a percentage of total revenues from 89.9% in 1997 to 86.5% in 1998 due to the increase in advertising revenue from our Web site.

    ADVERTISING REVENUES. Advertising revenue increased from $577,000 (net of fees paid to DoubleClick of $190,000) to $2.8 million (net of fees of $820,000) for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of $2.2 million, 388.9%. This increase was primarily due to an increase in net revenue from DoubleClick of $1.3 million for advertisements placed on our Web site and direct selling of advertising by us of $0.9 million.

    LICENSING AND ROYALTY FEES. Revenue from licensing and royalty fees decreased from $365,000 to $47,000 for the year ended December 31, 1997 compared to the year ended December 31, 1998, a decrease of $318,000, 87.1% due to the discontinuance of license fees from certain agreements in 1998.

COST OF REVENUES

    Cost of revenues increased from $11.9 million to $19.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of approximately $7.2 million, 60.5%. This increase was primarily attributable to increases in the cost of operating the customer service center, data processing charges, and communication expenses. These increases are primarily due to the increase in transactions on our Web site. Gross bookings increased from $121 million in 1997 to $285 million in 1998. Cost of revenues declined as a percentage of total revenue from 127.9% in 1997 to 89.8% in 1998 primarily due to the increase in advertising revenue in 1998.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses increased from $6.9 million to $10.6 million for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of approximately $3.7 million, 54.0%. This increase was due to an increase of $1.8 million in costs to distribute and advertise our Web site through the distribution agreements with Yahoo!, Netscape and @Home, amortization of $1.3 million on a license fee paid in January 1998 to Netscape for certain use of the Netscape trademark and additional advertising of $0.6 million on our site to gain market share.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $6.5 million to $8.5 million for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of approximately $2.0 million, 29.5%. This increase was primarily due to costs associated with enhancing and maintaining our Web site.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.7 million to $4.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1998, an increase of $1.7 million, 61.9%, primarily due to an increase in the management fee paid to Sabre of $1.3 million for legal costs and increased management focus on the Travelocity Division. Additionally, salaries and benefits increased approximately $400,000 as a result of increased administrative requirements to support our growth.

NET LOSS. Net loss increased $2.6 million, 13.7% from $18.7 million to $21.3 million, due to the increase in operating expenses offset by a smaller increase in gross profit.

PRO FORMA BALANCE SHEET

    The unaudited pro forma balance sheet in the table below presents the effects of the merger, the contribution agreements and other agreements entered into at the effective time of the merger by the Partnership and Sabre as if these transactions occurred on December 31, 1999. These agreements are an access agreement, a technology services agreement, an intellectual property agreement, a facilities agreement and an administrative services agreement. For a description of these agreements, referred to as the intercompany agreements, see Note 10 to the Financial Statements.

    The unaudited pro forma balance sheet should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements, goodwill and other intangibles recorded as a result of the merger as well as other adjustments associated with the merger. See Note 10 to the Financial Statements.

    This pro forma information is based upon the historical balance sheet data of the Company and the historical balance sheet data of Preview Travel as of December 31, 1999. Amounts shown below are in thousands, except per share amounts.


                                                                DECEMBER 31,
                                                                     1999
                                                                ------------
Assets
Current assets
  Cash and cash equivalents                                      $ 103,659
  Marketable securities                                             12,939
  Accounts receivable, net                                           9,957
  Other current assets                                               3,689
                                                                 ---------
     Total current assets                                          130,244

Property and equipment, net                                         16,008
Intangible assets and goodwill                                     256,376
Marketable securities - noncurrent                                  12,307
Other assets                                                           880
                                                                 ---------
          Total assets                                           $ 415,815
                                                                 ---------
                                                                 ---------

Liabilities and stockholders' equity (deficit)
Current liabilities
  Accounts payable                                               $   8,563
  Other accrued liabilities                                          9,009
  Payable to affiliates                                                 28
                                                                 ---------
          Total current liabilities                                 17,600
Other liabilities                                                    1,682
Sabre's interest in partnership                                     61,795
Commitments and contingencies                                           --
Stockholders' equity (deficit)
  Series A Preferred Stock, $.001 par value, 40,000 shares
     authorized, 33,000 issued and outstanding                          33
  Common Stock, $.001 par value, 135,000 shares
     authorized, 15,553 issued and outstanding                          15
  Additional paid-in capital                                       411,093
  Accumulated deficit                                              (76,403)
                                                                 ---------
          Total stockholders' equity                               334,738
                                                                 ---------
          Total liabilities and stockholders' equity (deficit)   $ 415,815
                                                                 ---------
                                                                 ---------

PRO FORMA STATEMENT OF OPERATIONS DATA

    The unaudited pro forma statement of operations data in the table below presents the effects of the merger, the contribution agreements and other agreements entered into at the effective time of the merger by the Partnership and Sabre as if these transactions occurred on January 1, 1998. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1998, nor is it necessarily indicative of future results of operations.

    The unaudited pro forma statement of operations data should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements, the amortization of goodwill and other intangibles recorded as a result of the merger as well as other adjustments associated with the merger. See Note 10 to the Financial Statements. Amounts shown below are in thousands, except per share amounts.

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ---------     ---------
         Revenues
           Transaction revenue                         $  70,280     $  29,326
           Advertising                                    19,632         6,162
           Licensing and royalty fees                      1,029            47
                                                       ---------     ---------
                   Total revenues                         90,941        35,535
         Cost of revenues                                 40,730        24,900
                                                       ---------     ---------
         Gross profit (loss)                              50,211        10,635
         Operating expenses
           Selling and marketing                          68,187        33,357
           Technology and development                     12,115        10,176
           General and administrative                     14,182        10,677
           Stock Compensation                              3,844         1,489
           Merger expense                                  1,009            --
           Amortization of intangibles                    84,062        84,062
                                                       ---------     ---------
                   Total operating expenses              183,399       139,761
                                                       ---------     ---------
         Operating loss                                 (133,188)     (129,126)
         Other income (expense)                            2,267         2,636
                                                       ---------     ---------
                   Loss before Sabre's interest and
                        income taxes                    (130,921)     (126,490)
         Sabre's interest in partnership                  81,208        78,455
                                                       ---------     ---------
                   Loss before income taxes              (49,713)      (48,035)

         Provision for income taxes                          (61)          (51)
                                                       ---------     ---------
         Net loss                                      $ (49,774)    $ (48,086)
                                                       ---------     ---------
                                                       ---------     ---------
         Basic and diluted earnings per share          $   (3.59)    $   (3.76)
                                                       ---------     ---------
                                                       ---------     ---------
         Weighted average shares                          13,850        12,796
                                                       ---------     ---------
                                                       ---------     ---------

GROSS MARGINS

    Pro forma gross margin for 1999 was 55.2%, and for 1998 was 29.9%. Our actual gross margins may exceed pro forma gross margins due to a higher mix of advertising revenue, which has a higher gross margin, resulting from the AOL agreement. As revenues under the AOL agreement are dependent upon performance, the timing of the revenues from the agreement are uncertain and may be sporadic, resulting in a fluctuating gross margin.

RESULTS OF OPERATIONS

PRO FORMA 1999 COMPARED TO PRO FORMA 1998

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $29.3 million to $70.3 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $41.0 million, 139.7%. This increase was primarily attributable to increased sales on our Web sites. Gross bookings increased from $485 million for the year ended December 31, 1998 to $1,190 million for the year ended December 31, 1999. Pro forma revenues from transaction fees declined as a percentage of total revenues from 82.5% in 1998 to 77.3% in 1999 due to the increase in advertising revenue from Preview Travel and the Travelocity Division. Transaction revenues are expected to be impacted by factors such as transaction growth and variability in commission rates.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $6.2 million (net of fees paid to DoubleClick of $820,000) to $19.6 million (net of fees of $2.0 million) for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $13.4 million, 218.6%. This increase was primarily due to an increase in the direct selling of advertising by the Preview Travel sales force of $5.8 million, an increase in marketing fees and shared advertising revenues from partners of $1.9 million, an increase in net revenue from DoubleClick of $4.2 million for advertisements placed on the Travelocity Division's site and an increase in direct selling of advertising by the Travelocity Division of $1.5 million.

    Advertising revenue for Travelocity.com Inc. is expected to be higher than the combined advertising revenue of the Travelocity Division and Preview Travel, because our new advertising revenue sharing agreement with AOL will give us a significantly larger share of the advertising revenue AOL receives on its Travel Channel. Additionally, we may experience more variability in advertising revenue over the short-term due to having two sales channels, DoubleClick and an internal sales force. Because of the structure of the agreement with DoubleClick, the Travelocity Division records advertising revenue net of fees. Preview Travel primarily utilizes an internal sales force so that revenues are not net of any fees paid to an outside vendor.

    LICENSING AND ROYALTY FEES. Revenue from licensing and royalty fees increased from $47,000 to $1.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $982,000, 2,089.4% due to new licensing agreements primarily with US Airways Airlines.

COST OF REVENUES

    Pro forma cost of revenues increased from $24.9 million to $40.7 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $15.8 million, 63.6%, primarily due to increases in data processing charges, costs associated with the customer service centers and salaries and employee related costs. These increases are primarily due to the increase in transactions on our Web sites. Gross bookings increased from $485 million for the year ended December 31, 1998 to $1,190 million for the year ended December 31, 1999. Additionally, Preview Travel opened a second call center in August 1999 which increased costs by approximately $940,000. The increases are partially offset by a $1.7 million payment made by an AMR affiliate to us in connection with the termination of the use of a customer service center operated by the AMR affiliate. Pro forma cost of revenues declined as a percentage of total revenue from 70.1% for the year ended December 31, 1998 to 44.8% for the year ended December 31, 1999 primarily due to increased efficiencies in the customer service center and the increase in advertising revenue in 1999.

    Cost of revenues is expected to increase from current pro forma levels as the number of transactions processed on the site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $33.4 million to $68.2 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $34.8 million, 104.4%. This increase was due to additional advertising spending of $23.2 million to gain market share, increased costs of $7.4 million from distribution agreements including Yahoo!, AOL, Excite, Lycos, Netscape and @Home, an increase of $3.7 million due to an increase in salaries and other employee related costs to support the additional direct selling and an increase of $0.5 million related to other direct costs of advertising. Selling and marketing expenses in the future will be higher for Travelocity.com Inc. We will be investing a significant amount in advertising programs to build our brand. Additionally, guaranteed payments under the new AOL agreement will result in significantly higher distribution costs for Travelocity.com Inc. than reported in the pro forma statement of operations data.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $10.2 million to $12.1 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $1.9 million, 19.1%. This increase was primarily due to costs to refine and improve our combined transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $10.7 million to $14.2 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $3.5 million, 32.8%. This increase was primarily due to an increase in salaries and employee related costs, equipment related costs and the management fee from Sabre. These costs increased as a result of increased administrative requirements to support our combined growth. General and administrative expenses are expected to increase from current levels to support our growth. However, we expect cost savings from the combined operations to lower general and administrative costs as a percentage of revenue.

    STOCK COMPENSATION. Pro forma stock compensation expense increased from $1.5 million to $3.8 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $2.3 million, 158.2%. Preview Travel stock compensation expense increased approximately $2.3 million primarily due to options granted to non-employee directors and consultants during the year. Stock compensation expense is expected to be higher than the pro forma expense due to compensation expense associated with the acceleration of vesting on Preview Travel options held by certain employees over the 12 month period following the close of the merger.

   AMORTIZATION OF INTANGIBLES. Pro forma amortization of intangibles remains unchanged from the year ended December 31, 1998 compared to the year ended December 31, 1999. Actual amortization of intangibles may be greater than the pro forma expense as the estimated purchase price of Preview Travel is adjusted to actual amounts following the merger.

ANTICIPATED LOSSES

     The Travelocity Division incurred significant operating losses since its inception. For the future, our success will depend to a large part on our ability to greatly increase sales volume to realize economies of scale and increased revenue from advertising and vacation packages. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future. Our operating losses may be significantly different than the pro forma losses presented due to the uncertain impact of the new AOL agreement, the integration of the two businesses (including cost synergies and recognition of non-recurring items), and the cost and uncertain success of branding initiatives.

VARIABILITY OF RESULTS

    We expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. Travel bookings typically increase during the first and second quarter in anticipation of summer travel and typically decline during the fourth quarter. Due to the significant quarterly growth of the business, this effect has not been historically evident in our operations but may become so in the future. Internet and commercial online service usage and the rate of growth of such usage are expected to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business.

    Other factors that may adversely affect our quarterly operating results include:

    -- our ability to retain existing customers, attract new customers and encourage repeat purchases;

    -- our ability to adequately maintain and upgrade our Web sites and technical infrastructure;

    -- our ability to obtain travel inventory from travel suppliers on satisfactory terms;

    --    fluctuating gross margins due to a changing mix of revenues;

    -- the amount and timing of operating costs related to expanding our operations;

    -- general economic conditions or economic conditions specific to the Internet, online commerce and the travel industry;

    -- the seasonal nature of the travel industry, Internet and commercial online service usage and advertising expenditures;

    --    our ability to attract and retain advertisers on our sites; and

    -- advertising revenues from our agreement with AOL may fluctuate due to the effects of seasonality.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operating activities in 1999 for the Travelocity Division were $12.8 million which was primarily attributed to the net loss before non-cash charges, an increase in accounts receivable, and a decrease in the payable to AMR affiliates, partially offset by an increase in accounts payable. Cash flows used for operating activities in 1998 were $19.4 million which was primarily attributed to the net loss before non-cash charges and an increase in accounts receivable, partially offset by increases in accrued expenses, other liabilities and payable to AMR affiliates. Cash flows used for operating activities in 1997 were $18.5 million, which was primarily attributed to the net loss before non-cash charges and a decrease in payable to AMR affiliates.

    Investing activities for the Travelocity Division for 1999, 1998 and 1997 were $0.5 million, $2.3 million and $9.1 million, respectively. For 1999, investing activities include capital expenditures for furniture and fixtures and computer equipment to support our growth during the year. For 1998, investing activities include capital expenditures for leasehold improvements, furniture and fixtures and computer equipment for a new facility for the customer service center. For 1997, investing activities include a payment of $5 million to Worldview Systems Corporation to obtain exclusive rights to the "Travelocity" trademark as well as other rights and interests and a payment of $4 million to Netscape to license the use of the Netscape trademark in specified circumstances.

    Prior to the merger with Preview Travel, we did not maintain cash or cash equivalents, but depended upon Sabre for the funding of our cash requirements. Effective with the merger, we began maintaining our own cash balances. Sabre maintained all cash balances, charging or crediting us through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and purchase of goods and services. We incurred losses since inception, which were funded by Sabre, as we were an operating unit of Sabre. Cash advances for 1999, 1998 and 1997 were $13.3 million, $16.6 million and $27.6 million, respectively. Additionally, in 1998 Sabre contributed $5.1 million to us, which was used to reduce payables to affiliates.

    Immediately prior to the merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional $50 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements.

    We anticipate that Sabre's $52.7 million contribution and the additional $50 million invested immediately prior to the merger, together with our existing funds and ability to borrow, will be sufficient to meet anticipated cash requirements for at least the next 24 months. Thereafter, we anticipate cash requirements will be funded by cash flows from operating activities. However, we cannot assure you that cash flows from operations of the Partnership will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL, or to make capital expenditures necessary to support the anticipated growth of the business. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

    Over the next two years, we will use funds to enhance brand awareness and supplier relationships, perform product development and for working capital. Payments due under our agreements with strategic distribution partners could also impact liquidity. Revenues under the AOL agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, agreements with Yahoo!, Excite, Lycos and other distribution partners include guaranteed payments. In connection with these agreements, we expect that the Partnership will make aggregate future payments in at least the following amounts (in thousands):

           YEAR ENDING DECEMBER 31,
           ------------------------
           2000                                $  60,608
           2001                                   52,492
           2002                                   51,000
           2003                                   40,000
           2004                                   40,000
                                               ---------
                                               $ 244,100
                                               ---------
                                               ---------

    As a result of our separation from Sabre, the Partnership will directly incur capital expenditures that Sabre previously incurred and charged to us. We expect this change to increase capital expenditures in 2000 by $10 to $12 million.


YEAR 2000 COMPLIANCE

    We depended upon Sabre to ensure proper operation of our information technology systems after the Year 2000 date change. In late 1999, Sabre and the Company completed remediation and testing of hardware and software systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We were charged approximately $300,000 by Sabre in connection with the Year 2000 project, which was expensed as incurred. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

INFLATION

    We believe that inflation has not had a material effect on our results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement No. 137, DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 deferred the implementation date of Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is now required to be adopted in years beginning after June 15, 2000. Statement No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be recognized in income, or in comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not currently use derivatives to a significant extent; however, as such instruments may be used in the future, it is uncertain what, if any, impact the adoption of Statement 133 will have on our earnings or our financial position. We anticipate that we will adopt the statement effective January 1, 2001.

   In March 1999, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), that will result in significant changes to current practice regarding the accounting for stock compensation arrangements if adopted as proposed. The proposed Interpretation would not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees, but would narrow its application.

   The Exposure Draft of the proposed Interpretation contains provisions whereby employees would be defined as they are under common law for purposes of applying APB 25. As a result, APB 25 would not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees would not be considered to be employees of the grantor. Grants of equity awards made to such employees would be required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants may be required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

   If issued in final form as proposed, the Interpretation would require that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under the management services agreement (See Note 10 to the Financial Statements).

CAUTIONARY STATEMENT

   Statements in this report which are not purely historical facts, including statements regarding Travelocity.com's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements.

   Risks associated with Travelocity.com's forward looking statements both in this report and in any and all oral statements include, but are not limited to: risks related to the relationships of Travelocity.com with Sabre and its affiliates, including risks that they may terminate any of the agreements with Travelocity.com, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require Travelocity.com to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to Travelocity.com's technology; risks associated with online commerce and doing business through an Internet web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to Travelocity.com's investment in technology, including the ability of Travelocity.com to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the travel industry; risks related to seasonality of the travel industry and booking revenues; risks of Travelocity.com's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the data center facilities and enterprise information systems upon which Travelocity.com relies; risks of interruption or deterioration of third party services on which Travelocity.com relies to provide its services; risks of deterioration or obsolescence of Travelocity.com's current systems and infrastructures; risks associated with Travelocity.com's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; the risk that we may not be able to successfully integrate the business of the Travelocity Division and Preview Travel; risks associated with the growth strategy of Travelocity.com, including investments in emerging markets and the ability to successfully conclude alliances; the risk that evaluation of the business and properties of Travelocity.com is difficult because Preview Travel and the Travelocity Division have short operating histories; the risks associated with our expectation of continued net losses for the foreseeable future, and our inability to predict when we will operate profitably; risks that a decline in commission rates or the elimination of commissions by travel suppliers would reduce our revenues; the risk that our revenues derived from our relationships with Yahoo!, AOL and Excite may not be sufficient to offset our significant financial commitments to them; the risk that our financial performance could deteriorate if we lose market share to our competitors; the risk that if we fail to increase our brand recognition among consumers, we may not be able to expand our online traffic; the risk that rapid technological changes may render our technology obsolete or decrease the attractiveness of our services to consumers; the risk that security breaches in our systems could damage our reputation and cause us to lose customers; the risk that our computer systems may suffer system failures, capacity constraints and business interruptions which could increase our operating costs and cause us to lose customers; the risk that our inability to increase our revenues depends on the continued use and growth of the Internet and electronic commerce since that is the commercial medium through which we provide our service; the risk that our stock price could fluctuate significantly; the risk that evolving government regulation could impose taxes or other burdens on our business which could increase our costs or decrease demand for our products; the risk that the loss of our Chief
Executive Officer could harm our business, and that if we do not continue to attract and retain qualified personnel, we will not be able to expand our operations; the risk that if financing is not available to us when we need it on favorable terms, we may not be able to compete and expand; the risk that conflicts of interest between Sabre and the Company and the Partnership could impede our business strategy and hurt our business; and the risk that our ability to promote our services in Southeast Asia, Australia, New Zealand, Japan, India and other regions is restricted by an existing agreement between Sabre and another operator of a global distribution system.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    As of December 31, 1999, we did not have any cash balances or investments. We depended upon Sabre for the funding of our cash requirements until the merger occurred on March 7, 2000. Effective with the merger, we began maintaining our own cash balances.

    Because Sabre maintained all cash balances, our exposure to market risk for interest rates was indirect and subject to Sabre's investment policies. Sabre does not currently use financial derivative instruments to manage interest rate risk. Sabre's investment portfolio consists primarily of high quality credit certificates of deposit, banker's acceptances, commercial paper, and corporate and government notes.

    Effective with the merger, we began maintaining our own cash balances. Our exposure to market risk for changes in interest rates will relate primarily to our investment portfolio. We will maintain an investment policy which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We do not plan to use derivative financial instruments to manage or reduce market risk. We will mitigate default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio will include only marketable securities with active secondary or resale markets to ensure portfolio liquidity and will maintain a prudent amount of diversification.

    We do not currently transact any significant portion of our business in functional currencies other than the United States dollar. To the extent that we continue to transact business using the United States dollar as our functional currency, we do not believe that fluctuations in foreign currency exchange rates will have a material adverse effect on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO FINANCIAL STATEMENTS


                                                                                Page
                                                                               ------
                  Report of Ernst & Young LLP, Independent Auditors              31
                  Balance Sheets                                                 32
                  Statements of Operations                                       33
                  Statements of Cash Flows                                       34
                  Statements of Stockholder's Equity (Deficit)                   35
                  Notes to Financial Statements                                  36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Travelocity.com Inc.

    We have audited the accompanying balance sheets of Travelocity.com Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travelocity.com Inc. at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ ERNST & YOUNG LLP

March 16, 2000
Dallas, Texas

TRAVELOCITY.COM INC.
BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                                                                   ---------------------
                                                                     1999        1998
                                                                   ---------   ---------
ASSETS
CURRENT ASSETS
  Accounts receivable                                              $   3,259   $   2,721
  Prepaid expenses and other current assets                              195          --
                                                                   ---------   ---------
     Total current assets                                              3,454       2,721
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                 726         688
  Furniture, fixtures and equipment                                      995         897
  Computer equipment                                                   1,342       1,147
                                                                   ---------   ---------
                                                                       3,063       2,732
  Less accumulated depreciation                                       (1,118)       (524)
                                                                   ---------   ---------
     Total property and equipment                                      1,945       2,208
Intangible assets, net                                                 4,190       6,238
Other assets                                                              50           2
                                                                   ---------   ---------
          TOTAL ASSETS                                             $   9,639   $  11,169
                                                                   ---------   ---------
                                                                   ---------   ---------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                 $   7,114   $     662
  Accrued compensation and related benefits                              676         405
  Other accrued liabilities                                              955         693
  Payable to affiliates                                                   28       1,423
                                                                   ---------   ---------
          Total current liabilities                                    8,773       3,183
Payable to affiliates                                                 68,884      55,594
Other liabilities                                                        544         323
Commitments and contingencies


STOCKHOLDER'S EQUITY (DEFICIT)
  Class A Common Stock, $.001 par value, 3,000 shares
     authorized, issued and outstanding                                    3          --
  Class B Common Stock, $.001 par value, 1,500 shares
     authorized, no shares issued                                         --          --
  Contributions from affiliates                                        7,841       7,841
  Stock subscription receivable from affiliate                            (3)         --
  Accumulated deficit                                                (76,403)    (55,772)
                                                                   ---------   ---------
          TOTAL STOCKHOLDER'S DEFICIT                                (68,562)    (47,931)
                                                                   ---------   ---------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
             (DEFICIT)                                             $   9,639   $  11,169
                                                                   ---------   ---------
                                                                   ---------   ---------

     The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
STATEMENTS OF OPERATIONS
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999          1998        1997
                                                  ---------     ---------    ---------
REVENUES
  Transaction revenue                             $  54,567     $  18,370    $   8,345
  Advertising                                         8,591         2,821          577
  Licensing and royalty fees                          1,029            47          365
                                                  ---------     ---------    ---------
          Total revenues                             64,187        21,238        9,287
Cost of revenues                                     40,255        19,067       11,878
                                                  ---------     ---------    ---------
GROSS PROFIT (LOSS)                                  23,932         2,171       (2,591)

OPERATING EXPENSES
  Selling and marketing                              29,532        10,608        6,887
  Technology and development.                         9,624         8,483        6,549
  General and administrative                          5,407         4,360        2,693
                                                  ---------     ---------    ---------
          Total operating expenses                   44,563        23,451       16,129
                                                  ---------     ---------    ---------
          NET LOSS                               $  (20,631)    $ (21,280)   $ (18,720)
                                                  ---------     ---------    ---------
                                                  ---------     ---------    ---------

   The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------------


                                                                   YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1999          1998         1997
                                                            ---------     ---------    ---------
OPERATING ACTIVITIES
  Net loss                                                  $ (20,631)    $ (21,280)   $ (18,720)
  Adjustments to reconcile net loss to
     cash used in operating activities
     Depreciation and amortization                              2,833         2,412          836
     Other                                                         (5)           --           --
     Changes in operating assets and liabilities
       Accounts receivable and other assets                      (776)       (2,109)          20
       Accounts payable, accrued expenses and
          other liabilities                                     7,206           628          158
       Payable to affiliates                                   (1,395)          973         (804)
                                                            ---------     ---------    ---------
     Cash used in operating activities                        (12,768)      (19,376)     (18,510)

INVESTING ACTIVITIES
  Additions to property and equipment                            (522)       (2,346)        (100)
  Purchase of Travelocity trademark                                --            --       (5,000)
  License of Netscape trademark                                    --            --       (4,000)
                                                            ---------     ---------    ---------
     Cash used in investing activities                           (522)       (2,346)      (9,100)

FINANCING ACTIVITIES
  Advances from affiliates                                     13,290        16,618       27,610
  Contributions from affiliates                                    --         5,104           --
                                                            ---------     ---------    ---------
     Cash provided by financing activities                     13,290        21,722       27,610
                                                            ---------     ---------    ---------
  Decrease in cash and cash equivalents                            --            --           --
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                           --            --           --
                                                            ---------     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $      --     $      --    $      --
                                                            ---------     ---------    ---------
                                                            ---------     ---------    ---------

   The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------


                                       CLASS A           CLASS B           CONTRIBUTIONS     ACCUMULATED    TOTAL DIVISION
                                    COMMON STOCK       COMMON STOCK       FROM AFFILIATES      DEFICIT      EQUITY (DEFICIT)
                                    ------------       ------------       ---------------      -------      ----------------
Balance at January 1, 1997             $   --             $   --             $2,737          $(15,772)        $(13,035)
  Net loss                                 --                 --                 --           (18,720)         (18,720)
                                       ------             ------             ------          --------         --------
Balance at December 31, 1997               --                 --              2,737           (34,492)         (31,755)
  Net loss                                 --                 --                 --           (21,280)         (21,280)
  Contribution from Sabre                  --                 --              5,104                --            5,104
                                       ------             ------             ------          --------         --------
Balance at December 31, 1998               --                 --              7,841           (55,772)         (47,931)

   Issuance of common stock to
      affiliate                             3                 --                 --                --                3

   Stock subscription receivable
      from affiliate                       (3)                --                 --                --               (3)
  Net loss                                 --                 --                 --           (20,631)         (20,631)
                                       ------             ------             ------          --------         --------
Balance at December 31, 1999           $   --             $   --             $7,841          $(76,403)        $(68,562)
                                       ------             ------             ------          --------         --------
                                       ------             ------             ------          --------         --------

   The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. GENERAL INFORMATION

    Travelocity.com Inc. was incorporated on September 30, 1999 as a wholly-owned subsidiary of Sabre Holdings Corporation ("Sabre"), a subsidiary of AMR Corporation ("AMR"). In 1996, Sabre was incorporated as the successor to the businesses of The Sabre Group which were previously operated as subsidiaries or divisions of American Airlines, Inc. ("American") or AMR. The Sabre Group was formed by AMR to capitalize on synergies of combining AMR's information technology businesses under common management. Unless otherwise indicated, references herein to "Sabre" include Sabre Holdings Corporation and its consolidated subsidiaries.

    Travelocity.com Inc. had no operating activities as of December 31, 1999, but was established to consummate the merger with Preview Travel, Inc. ("Preview Travel") discussed in Note 10. The Travelocity Division was an operating division of Sabre, which was engaged in electronic travel distribution services using the SABRE -REGISTERED TRADEMARK-computer reservations system ("the SABRE system"). The Travelocity Division conducted substantially all of the consumer-direct Internet travel distribution business of Sabre.

    Immediately prior to the consummation of the merger on March 7, 2000, Sabre and TSGL Holding, Inc., a wholly owned subsidiary of Sabre, contributed the assets and liabilities of the Travelocity Division and $52.7 million in cash to Travelocity.com LP ("the Partnership") and received partnership units in exchange. Sabre then contributed partnership units to Travelocity Holdings, a wholly-owned subsidiary of Sabre, and Travelocity Holdings contributed a portion of those partnership units to Travelocity.com Inc., such that these entities became partners in the Partnership. Additionally, Travelocity.com Inc. exercised an option to cause Travelocity Holdings to invest an additional $50 million in exchange for 1.2 million shares of its common stock. Travelocity.com Inc. then contributed these funds to the Partnership.

    As a result, immediately prior to the merger, the Partnership owned all of the assets and liabilities of the Travelocity Division and $102.7 million in cash. Sabre owned the Partnership through a combination of its direct interest, its interest held through Travelocity Holdings and TSGL Holding, and its interest held through Travelocity.com Inc.

    Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors as it has the right to appoint a majority of the directors. As a result, Travelocity.com Inc. will consolidate the Partnership in its separate financial statements.

    The Company is engaged in consumer-direct travel distribution over the Internet. Through its Travelocity.com online travel Web site, which is accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. The Company features booking and purchase capability for airlines, car rental and hotel companies, cruises and vacation packages, and offers access to a database of information regarding specific destinations and other information of interest to travelers. The Internet address for the Company's main Web site is www.travelocity.com.

    FINANCIAL STATEMENT PRESENTATION. These transactions described above will be accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Therefore, the accompanying financial statements present the combined financial position and results of operations of Travelocity.com Inc. and the Travelocity Division for the periods presented. References to the "Company" in the Notes to the Financial Statements collectively refer to Travelocity.com Inc. and the Travelocity Division.

    At December 31, 1999, the authorized capital of the Company was 3 million shares of Class A Common Stock and 1.5 million shares of Class B Common Stock. At December 31, 1999, 3 million shares of Class A Stock have been issued to a Sabre affiliate in exchange for a stock subscription.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The accompanying financial statements have been prepared using Sabre's historical basis in the Company. The financial statements include the results of operations, financial condition and cash flows of the Company as a component of Sabre and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs, which are described in Note 4, incurred by Sabre and/or AMR on behalf of the Company.

    CASH AND CASH EQUIVALENTS. The Company has not maintained cash or cash equivalents. Sabre has maintained all cash balances, charging or crediting the Company through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and the purchases of goods and services.

    DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization policies are as follows:

    Property and Equipment
      Computer equipment                          3 to 5 years
      Furniture and fixtures                      5 to 15 years
      Leasehold improvements                      Lesser of lease term or useful
                                                  life
    Intangible assets, principally trademarks     3 to 7 years

    Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property and equipment totaled approximately $786,000, $365,000 and $121,000 in 1999, 1998 and 1997, respectively. Intangible assets are amortized on the straight-line basis, over the lesser of estimated useful life or contractual right of use. Amortization of intangible assets totaled approximately $2,048,000 in 1999 and 1998, and $714,000 in 1997. Accumulated amortization of intangible assets approximated $4,810,000 and $2,762,000 at December 31, 1999 and 1998, respectively. See Note 3.

    REVENUE RECOGNITION. The Company provides online travel services through Travelocity.com, its proprietary online travel site (the "Travelocity.com site"), and historically through the easySabre-REGISTERED TRADEMARK-reservations site (the "easySabre-REGISTERED TRADEMARK- site"), as well as certain co-branded sites operated in conjunction with other internet sites. The easySabre-REGISTERED TRADEMARK- site was retired in July 1999. Reservations made through these sites are booked through the SABRE system. As compensation for processing bookings, transaction fees are collected from air, car rental and hotel vendors and other providers of travel related products and services ("associates") by Sabre and transferred to the Company. The fee per booking charged to associates is dependent upon the level of functionality within the SABRE system at which the associate participates. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 1999 and 1998, the Company had recorded booking fee cancellation reserves of approximately $237,000 and $141,000, respectively. Transaction revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

    Transaction revenue also includes commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt.

    Advertising revenues are derived primarily from the delivery of advertising impressions on the Company's Web sites. Advertising revenues are recognized in the period that advertising impressions are delivered. Licensing and royalty fees are derived from operating certain airline reservation sites and are recognized in the period earned.

    ADVERTISING COSTS. The Company recognizes advertising expense in accordance with Statement of Position 93-7, REPORTING ON ADVERTISING COSTS, generally as incurred. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses, including certain amounts paid to American for marketing support of the Travelocity.com site and easySabre-REGISTERED TRADEMARK- site (See Note 4), totaled approximately $16,520,000, $4,072,000 and $3,275,000 during 1999,
1998 and 1997, respectively.

    SOFTWARE DEVELOPMENT COSTS. Through December 31, 1998, the Company accounted for the costs of developing and testing new or significantly enhanced products and Web site features in accordance with the provisions of Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD,

LEASED OR OTHERWISE MARKETED (FAS 86). Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established, which is achieved upon completion of a detailed program design or a working model. Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs. No amounts have been capitalized pursuant to FAS 86.

    Effective January 1, 1999, the Company adopted the provisions of SOP 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics developments for the Company's Web sites. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, data conversion activities, and training, maintenance and general and administrative or overhead costs will continue to be expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's Web sites are also expensed as incurred. The effect of the adoption of SOP 98-1 was not significant.

    Research and development costs included in technology and development approximated $300,000, $137,000 and $92,000 for 1999, 1998 and 1997
respectively.

    INCOME TAXES. As an operating unit of Sabre, the Company is included in the consolidated federal income tax return of AMR. Sabre and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provides for the allocation of tax liabilities during the tax periods Sabre and its operating divisions and subsidiaries are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires Sabre to pay to AMR the amount of federal, state and local income taxes that Sabre would have paid had it ceased to be a member of the AMR consolidated tax group for periods after incorporation. Sabre and its operating divisions and subsidiaries are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which Sabre is included in the AMR consolidated group. AMR has agreed, however, to indemnify Sabre and its operating divisions and subsidiaries for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than Sabre.

    The Company has computed its provision for deferred income taxes using the liability method as if it were a separate taxpayer. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. A valuation allowance has been recorded to reflect management's judgment about the realization of the net deferred tax assets in future years.

    BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK. The Company operates in the online travel services industry, which is new, rapidly evolving and intensely competitive. The Company competes with traditional travel agency reservation methods and other online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites. Transaction revenue from air commissions represented 35.9%, 36.2% and 42.0% of total revenues for 1999, 1998 and 1997, respectively. The Company relies on unrelated service entities to accumulate, process and remit these revenues. Discontinuance of these services could result in disruption to the Company's business and accordingly have a material adverse effect on its results of operations, financial position and cash flow.

    The Company has incurred losses since its inception, which have been funded by Sabre, as the Company was an operating unit of Sabre.

    The Company is subject to risks and uncertainties common to growing technology based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party and Sabre technology, new service introductions, activities of competitors, dependence on key personnel, international expansion, and limited operating history.

    A substantial portion of the Company's revenues comes from commissions paid by travel suppliers for bookings made through its online sites. These travel suppliers are not obligated to pay any specified commission rates for bookings. The reduction, or elimination, of commissions could have a material adverse effect on the financial condition and result of operations of the Company.

    The Company's customers are primarily located in the United States and are concentrated in the travel industry. Revenue from Delta Air Lines during 1999 were approximately $6.7 million which represented 10.5% of the Company's revenues. During 1998, revenues from Delta Air Lines, US Airways, Inc. and AMR were approximately $2.7 million, $2.6 million and $2.2 million, respectively, which represented 12.3%, 11.6% and 10.0%, respectively, of the Company's revenues. During 1997, revenues from Delta Air Lines and AMR were approximately $1.4 million and $1.0 million respectively, which represented 14.6% and 10.3% of the Company's revenues, respectively. The Company's receivables are generally unsecured and, historically, bad debts have not been significant.

    As part of the Company's agreement with airlines, much like any travel agency, the Company must pay face value to the air travel provider for any fraudulent tickets it sells. If a significant amount of fraudulent purchases were to be made through the Company's web sites, the Company could incur losses relating to the payments due to air travel providers of a material amount. Historically, the Company's losses relating to such fraudulent purchases have not been material.

    IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS. The carrying amount of long-lived and intangible assets are periodically reviewed by management to determine if facts and circumstances suggest that such amount may be impaired.

    USE OF ESTIMATES. The preparation of these financial statements in conformity with generally accepted accounting principles requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

    STOCK AWARDS AND OPTIONS. Stock awards and stock options granted to employees of the Company, including awards of Sabre stock and stock options and awards of AMR stock and stock options granted prior to the incorporation of Sabre, have been accounted for in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service necessary to earn the award.

    FINANCIAL INSTRUMENTS. The carrying value of the Company's financial instruments, primarily accounts receivable, approximates their respective fair values at December 31, 1999, 1998 and 1997.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 deferred the implementation date of Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is now required to be adopted in years beginning after June 15, 2000. Statement No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be recognized in income, or in comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Company does not currently use derivatives, management does not anticipate that the adoption of Statement 133 will have a significant effect on its earnings or financial position. The Company anticipates that it will adopt the statement effective January 1, 2001.

    In March 1999, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), that will result in significant changes to current practice regarding the accounting for stock compensation arrangements if adopted as proposed. The proposed Interpretation would not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees, but would narrow its application.

    The Exposure Draft of the proposed Interpretation contains provisions whereby employees would be defined as they are under common law for purposes of applying APB 25. As a result, APB 25 would not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees would not be considered to be employees of the grantor. Grants of equity awards made to such employees would be required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants may be required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

    If issued in final form as proposed, the Interpretation would require that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under the management services agreement in periods beginning after July 1, 2000.
(See Note 10).

3. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

    In January 1997, the Company entered into an agreement to obtain exclusive rights to the trademark "Travelocity" as well as other associated rights and interests from Worldview Systems Corporation for $5 million. The trademark is classified as an intangible asset and is being amortized on a straight-line basis over a period of seven years. Amortization expense of approximately $714,000 was recorded in each of the years ended December 31, 1999, 1998 and 1997.

    In December 1997, the Company entered into an agreement with Netscape Communication Corporation ("Netscape") to license the use of the Netscape trademark in specified circumstances for $4 million. The license fee is classified as an intangible asset and is being amortized over its estimated useful life of 3 years. Amortization expense of approximately $1,333,000 was recorded in both 1999 and 1998.

    The Company has entered into agreements with Yahoo! Inc. ("Yahoo!"), Netscape, Infoseek/Go Network ("Go Network") and At Home Corporation ("@Home") establishing the Travelocity.com site as the provider of air, car and hotel booking capabilities on the Yahoo! Web site and as the primary travel reservations provider for Netscape, Go Network and @Home. Under these agreements, as amended, Yahoo!, Netscape, Go Network and @Home are obligated to promote the Travelocity.com site and to deliver minimum numbers of annual page views, or impressions, featuring the Company's travel services on their respective Web sites. During the terms of these agreements, as amended, the Company is obligated to make certain minimum payments as well as pay Yahoo!, Netscape, Go Network and @Home a percentage of commissions revenue earned in excess of certain thresholds.

    On October 2, 1999, the Company entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), which became effective upon consummation of the merger with Preview Travel (Note 10). The AOL Agreement provides, among other things, that the Travelocity.com site will be the exclusive reservations engine for AOL's internet properties and that required payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five year term of the agreement. In connection with this agreement, the Company paid $40 million to AOL upon the closing of the merger with Preview Travel on March 7, 2000.

     In connection with these agreements, the Company is committed to make aggregate future minimum payments as follows (in thousands):

                    YEAR ENDING DECEMBER 31,
                    ------------------------
                           2000                      $ 55,883
                           2001                        48,492
                           2002                        48,000
                           2003                        40,000
                           2004                        40,000
                                                     --------
                                                     $232,375
                                                     --------
                                                     --------

4. CERTAIN RELATED PARTY TRANSACTIONS

    CONTRIBUTIONS FROM AFFILIATES. During 1998, Sabre made a capital contribution of approximately $5,100,000 to the Travelocity Division. Proceeds from the contribution were used to reduce payables to affiliates.

    MANAGEMENT SERVICES AGREEMENT. The Company, as an affiliate of Sabre, and American are parties to a Management Services Agreement dated July 1, 1996 (the "American Management Services Agreement"), pursuant to which American performs various management services for Sabre and the Company that American has historically provided. Transactions with American are settled through monthly billings, with payment due in 30 days. Amounts charged to the Company under this agreement approximate American's cost of providing the services plus a margin.

    MARKETING COOPERATION AGREEMENT. The Company and American are parties to the Marketing Cooperation Agreement dated July 1, 1996 (the "Marketing Cooperation Agreement"), pursuant to which American provides marketing support for five years for the Travelocity.com site. The Marketing Cooperation Agreement may be terminated by either party prior to June 30, 2001 only if the other party fails to perform its obligations thereunder. For the promotion of the Travelocity.com site and the easySabre-REGISTERED TRADEMARK- site, American is paid a marketing fee based upon booking volume. Approximately $100,000 in 1999, 1998 and 1997 was paid to American under the terms of the agreement.

    NON-COMPETITION AGREEMENT. The Company, as an affiliate of Sabre, AMR and American are parties to a Non-Competition Agreement dated July 1, 1996 (the "Non-Competition Agreement") and expiring December 31, 2001, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with Sabre's business, including consumer-direct internet travel distribution in certain circumstances.

    TRAVEL AGREEMENTS. The Company, as an affiliate of Sabre, and American are parties to a Travel Privileges Agreement dated July 1, 1996 (the "Travel Privileges Agreement"), pursuant to which the Company is entitled to purchase personal travel for certain employees and retirees at reduced fares. At the time of the merger with Preview Travel (Note 10), all existing employees and retirees of the Company were allowed to maintain their existing travel privileges. The cost for employee travel is charged to the Company based upon these employees' travel activities and the cost for retirees' travel is allocated to the Company based on the Company's headcount relative to Sabre's headcount.

    The Company, as an affiliate of Sabre, and American are also parties to a Corporate Travel Agreement dated July 1, 1996 and ending June 30, 1998 (the "Corporate Travel Agreement"), pursuant to which the Company received discounts for certain flights purchased on American. In exchange, Sabre, including the Company, must have flown a certain percentage of its travel on American as compared to all other air carriers combined. If Sabre, including the Company, fails to meet the applicable percentage on an average basis over any calendar quarter, American may terminate the agreement upon 60 days' notice. In 1998, Sabre and American entered into a new corporate travel agreement (the "Revised Corporate Travel Agreement") commencing July 1, 1998 and ending June 30, 2001. The terms and conditions of the Revised Corporate Travel Agreement are substantially the same as the Corporate Travel Agreement.

    INDEMNIFICATION AGREEMENT. In connection with the incorporation of Sabre, the Company, as a former operating unit of Sabre, and American are parties to an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations. Pursuant to the Indemnification Agreement, Sabre indemnified American for liabilities assumed against third party claims asserted against American as a result of American's prior ownership of assets or operation of businesses contributed to Sabre and for losses arising from or in connection with Sabre's lease of property from American. In exchange, American indemnified Sabre for specified liabilities retained by it against third party claims against Sabre relating to American's businesses and asserted against Sabre as a result of the prior ownership or possession by American of any asset contributed to Sabre and for losses arising from or in connection with American's lease of property from Sabre.

    REVENUES FROM AFFILIATES. Revenues from American and other subsidiaries of AMR were approximately $4,283,000, $2,239,000 and $1,326,000 in 1999, 1998 and
1997, respectively.

    COST OF REVENUES AND OPERATING EXPENSES. Expenses have been charged to the Company by Sabre, American and other subsidiaries of AMR to cover certain data processing, communication, labor, ticket fulfillment, employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. Amounts charged by Sabre approximate the cost to Sabre for providing such services. The Company believes amounts charged by American for these expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. The rates negotiated with American for 1999, 1998 and 1997 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies.

    Expenses charged by affiliates are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31
                                                            ------------------------------
                                                              1999       1998      1997
                                                            --------   --------   --------
           Data processing, communication and labor
             costs                                          $ 33,891   $ 15,225   $ 13,002
           Ticket fulfillment costs                            1,116      8,718      3,830
           Management services                                 3,065      2,744      1,461
           Employee benefits                                     578        407        374
           Travel services                                       486        327        410
           Facilities rental                                     372        287        351
           Marketing cooperation                                 100        100        100
           Other administrative costs                              2          4          4
                                                            --------   --------   --------
                     Total expenses                         $ 39,610   $ 27,812   $ 19,532
                                                            --------   --------   --------
                                                            --------   --------   --------

    During 1999, the Company received a $1.7 million payment from an AMR affiliate in connection with the termination of the use of a customer service center operated by the AMR affiliate, which has been credited to cost of revenues.

    PAYABLE TO AFFILIATES -- Amounts due to American and other subsidiaries of AMR are due within 30 days of month end and are therefore considered to be current liabilities. Amounts due to Sabre are classified as non-current liabilities as historically Sabre has funded the Company's losses. Interest expense has not been recorded on amounts due to Sabre. A summary of balances outstanding and the weighted average balances outstanding for the periods indicated are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                 -------------------------------
                                                   1999       1998        1997
                                                 --------   --------    --------
Balance at beginning of period                   $ 55,594   $ 38,976    $ 11,411
Advances from affiliates                           13,290     21,722      27,565
Contributions by affiliates to division equity         --     (5,104)         --
                                                 --------   --------    --------
Balance at end of period                         $ 68,884   $ 55,594    $ 38,976
                                                 --------   --------    --------
                                                 --------   --------    --------
Weighted average balance of advances
  outstanding                                    $ 64,482   $ 44,683    $ 26,183
                                                 --------   --------    --------
                                                 --------   --------    --------

5. EMPLOYEE BENEFIT PLANS

    Substantially all of the employees of the Company participate in The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code of 1986, and The Sabre Group Legacy Pension Plan (the "LPP"), a tax-qualified defined benefit plan. Each of these plans was established on January 1, 1997. Prior to 1997, substantially all of the Company's employees participated in a tax qualified defined benefit plan sponsored by American.

    Costs for participation in these plans have been allocated to the Company based on the number of employees participating in the plans and are included in employee benefits in the table included in Note 4. Costs allocated totaled approximately $280,000, $191,000 and $165,000 in 1999, 1998 and 1997,
respectively.

    Substantially all employees of the Company may become eligible for certain health care and life insurance benefits provided by American to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives and the Company matches the employee prefunding. Benefits provided to retired employees are funded as incurred. The Company recorded expenses related to health care benefits of approximately $247,000, $170,000 and $155,000 in 1999, 1998 and 1997,
respectively, which were allocated to the Company based on the number of Company employees participating in the plans and are included in employee benefits in the table in Note 4.

6. INCOME TAXES

    The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                       1999          1998          1997
                                                                     ---------     ---------     ---------
              Statutory income tax benefit                           $ (7,221)     $ (7,448)     $ (6,552)
              State income taxes, net of federal tax benefit             (671)         (692)         (608)
              Losses for which no benefit has been recognized           7,886         8,135         7,155
              Other                                                         6             5             5
                                                                     --------      --------      --------
                        Total provision for income taxes             $     --      $     --      $     --
                                                                     --------      --------      --------
                                                                     --------      --------      --------

    The components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                              1999     1998
                                                                            -------   ------
                                Depreciation and amortization               $ 1,293   $  690
                                Accrued expenses                                574      294
                                                                            -------   ------
                                                                              1,867      984
                                Less valuation allowance                     (1,867)    (984)
                                                                            -------   ------
                                          Total provision for income taxes  $    --    $  --
                                                                            -------   ------
                                                                            -------   ------

    The losses attributable to the Company's operations for the years ended December 31, 1999, 1998 and 1997 have been included in the consolidated income tax return of AMR. As the Company has computed its provision for income taxes as if it was a separate taxpayer, no tax benefit for the losses has been recognized in the accompanying financial statements. The Company has entered into a tax sharing agreement with Sabre and certain Sabre affiliates which prohibits the Company from utilizing net operating losses it has generated as an operating unit of Sabre. Accordingly, no deferred tax asset has been recorded related to these operating losses.

    The losses attributable to the Company's operations for the years ended December 31, 1999, 1998 and 1997 have been included in the consolidated income tax return of AMR; accordingly, no future tax benefits will be contributed by Sabre to the Company or to the partnership. Since the provision for income taxes was prepared as if the Company were a separate taxpayer, no tax benefit for the losses has been recognized in the accompanying financial statements. The Company and the Partnership will file separate tax returns after the merger; neither will be included in the Sabre or AMR tax return for periods after the merger. See Note 10.

7. COMMITMENTS AND CONTINGENCIES

    In September 1998, the Company entered into an operating lease agreement with a third party for the lease of certain facilities in San Antonio. At December 31, 1999, the future minimum lease payments required under this operating lease agreement were as follows (in thousands):

                         YEAR ENDING DECEMBER 31,
                        -------------------------
                                2000                     $  587
                                2001                        391

    Rental expense, excluding facilities rented from affiliates, was approximately $585,000 and $200,000 for the years ended December 31, 1999 and 1998. All rental expense in 1997 was with affiliated companies (Note 4).

    The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

8. STOCK AWARDS AND OPTIONS

    During 1996, certain officers and key employees of the Company were awarded options to purchase 8,600 shares of Sabre Class A Common Stock and 8,600 shares of deferred Sabre Class A Common Stock with a weighted-average grant date fair value of $27.00 per share to be issued upon the individuals' retirement from Sabre. The restricted shares generally vested over three years following the date of grant. All of the shares were fully vested at December 31, 1999.

    In 1996, Sabre established the 1996 Long-Term Incentive Plan (the "1996 Plan") in which the employees of the Company participate. Under the 1996 Plan, officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock based awards and/or performance related awards.

    The total charge for stock compensation expense related to grants of Sabre stock made to employees of the Company included in wages, salaries and benefits expense was approximately $656,000, $316,000 and $87,000 for 1999, 1998 and
1997, respectively. No compensation expense has been recognized for stock option grants because the exercise price of stock options granted was equal to the fair market value of the underlying stock on the date of grant.

    Sabre Class A Common Stock performance shares ("Sabre Performance Shares") have also been awarded at no cost to officers and key employees of the Company based on performance metrics of the Company and Sabre as defined in the 1996 Plan. The Sabre Performance Shares vest over a three-year performance period and are settled in cash. Sabre Performance Share activity for the Company's employees was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1999       1998        1997
                                               -------    -------     -------
                Outstanding at January 1        3,730      2,890       3,060
                Granted                         1,290      1,990       1,660
                Transfers                          --        430         340
                Awards settled in cash           (930)      (640)         --
                Canceled                         (610)      (940)     (2,170)
                                                -----      -----      ------
                Outstanding at December 31      3,480      3,730       2,890
                                                -----      -----      ------
                                                -----      -----      ------

    The weighted-average grant date fair values of Sabre Performance Shares granted during 1999, 1998 and 1997 were $40.56, $35.75 and $26.25, respectively. The grant date fair values are based on the price of Sabre's common stock on the date of grant.

    Options to purchase Sabre Class A Common Stock ("Sabre Options") granted to employees of the Company have been granted at the market value of Sabre Class A Common Stock on the date of grant, except as otherwise determined by a committee appointed by the board of directors, generally vest over five years and are not exercisable more than ten years after the date of grant. Activity for Sabre Options follows:

                                                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                                  1999                      1998                      1997
                                          ------------------------ ------------------------ --------------------------
                                                       WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                  AVERAGE                   AVERAGE
                                                       EXERCISE                 EXERCISE                  EXERCISE
                                            OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS       PRICE
                                            -------      -----       -------      -----       -------       -----
     Outstanding at January 1               21,490      $ 29.44      20,650      $ 25.13      18,650       $ 25.11
     Granted                                17,450        43.72      10,650        35.75       5,500         26.26
     Transfers                               2,340        35.75       1,100        35.75         850         27.00
     Exercised                              (5,790)       26.80      (5,120)       23.04          --            --
     Canceled                               (2,790)       34.29      (5,790)       32.58      (4,350)        26.85
                                            ------                   ------                   ------
     Outstanding at December 31             32,700        37.33      21,490         29.44     20,650          25.13
                                            ------                   ------                   ------
                                            ------                   ------                   ------
     Exercisable options outstanding
        at December 31                       3,240      $ 25.64       4,020      $ 24.91       5,130       $ 23.01
                                            ------                   ------                   ------
                                            ------                   ------                   ------

    The weighted-average grant date fair values of stock options granted during 1999, 1998 and 1997 were $17.64,

$12.86 and $9.45, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model.

    The following table summarizes information about the Sabre Options granted to employees of the Company outstanding at December 31, 1999:

                                                WEIGHTED-
                               NUMBER OF         AVERAGE           WEIGHTED-        NUMBER OF      WEIGHTED-
            RANGE OF            OPTIONS       REMAINING LIFE        AVERAGE          OPTIONS        AVERAGE
        EXERCISE PRICES       OUTSTANDING        (YEARS)         EXERCISE PRICE    EXERCISABLE  EXERCISE PRICE
        ---------------       -----------        -------         --------------    -----------  --------------
        $16.52-$19.49               320            4.82             $ 16.52            320          $ 16.52
        $19.50-$24.49               960            5.76               21.82            640            21.82
        $24.50-$35.49             7,200            6.85               26.88          2,020            27.00
        $35.50-$43.60            21,720            8.88               38.87            260            35.75
        $43.61-$62.63             2,500            9.59               62.63             --               --
                                 ------                                              -----
                  Total          32,700            8.36             $ 37.33          3,240          $ 25.64
                                 ------                                              -----
                                 ------                                              -----

    For other stock-based awards, a committee established by the Sabre board of directors determines the eligible persons to whom awards will be made, the times at which the awards will be made, the number of shares to be awarded, the price, if any, to be paid by the recipient and all other terms and conditions of the award under the terms of the 1996 Plan at the time of grant.

    Stock appreciation rights may be granted in conjunction with all or part of any stock option granted under the 1996 Plan. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If an appreciation right is exercised, the related stock option will be deemed to have been exercised. To date, no stock appreciation rights have been granted to employees of the Company.

    Effective January 1, 1997, Sabre Holdings Corporation established The Sabre Group Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") in which the employees of the Company participate. The ESPP allows eligible employees the right to purchase Sabre Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The ESPP allows each employee to acquire Sabre Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Under the plan, 13,667, 1,574 and 1,001 shares were issued to the Company 's employees during 1999, 1998 and 1997, respectively.

    In connection with the payment of the $675 million dividend on February 18, 2000 (Note 10), Sabre adjusted the terms of its outstanding employee stock option plans such that the exercise price per share for each option was reduced and the number of options held by each employee was increased to ensure that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on the price of Sabre's Class A common stock. Such adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, CHANGES TO FIXED EMPLOYEE STOCK OPTION PLANS AS A RESULT OF EQUITY RESTRUCTURING. Accordingly, no compensation expense will be recorded by the Company as a result of the adjustment.

    On October 1, 1999, the Company adopted certain long-term incentive plans and granted to employees 742,400 options to purchase shares of the Company's stock, all of which were still outstanding at December 31, 1999. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary of the grant. The options granted are not exercisable more than ten years after the date of grant and have an exercise price of $23 per share, the estimated fair market value of the Company's stock on the date of grant.

    As required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for Sabre employee stock options issued to its employees and stock-based awards under the fair value method set forth in Statement No. 123. The fair value for the stock options granted by Sabre to officers and key employees of the Company after January 1, 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24% to 6.09% for 1999, 5.45% to 5.67% for 1998 and 6.20% to 6.70% for 1997; a dividend yield of
0%; a
volatility factor of the expected market price of Sabre's Class A Common
Stock of .39 for 1999, .32 for 1998 and .29 for 1997; a volatility factor of the expected market price of Travelocity.com's Class A Common Stock of 1.08; and a weighted-average expected life of the options granted of 4.5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options issued to the Company's employees.

    For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company 's pro forma information is as follows (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                   -------------------------------------
                                      1999         1998          1997
                                   ----------   ----------    ----------
                Net loss:
                  As reported      $ (20,631)   $ (21,280)    $ (18,720)
                                   ---------    ---------     ---------
                  Pro forma        $ (21,541)   $ (21,320)    $ (18,748)
                                   ---------    ---------     ---------
                                   ---------    ---------     ---------

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998 (in thousands):

                             FIRST     SECOND      THIRD     FOURTH
                            QUARTER    QUARTER    QUARTER    QUARTER
                            -------    -------    -------    -------
        1999
        Revenues           $ 10,728   $ 13,103   $ 17,573   $ 22,783
        Operating loss       (6,120)    (5,630)    (3,307)    (5,574)
        Net loss             (6,120)    (5,630)    (3,307)    (5,574)

        1998
        Revenues           $  3,861   $  4,525   $  5,677   $  7,175
        Operating loss       (5,909)    (5,150)    (5,144)    (5,077)
        Net loss             (5,909)    (5,150)    (5,144)    (5,077)

10. SUBSEQUENT EVENTS

    MERGER WITH PREVIEW TRAVEL, INC.

    On March 7, 2000, the merger with Preview Travel was closed. In the merger, Preview Travel, which was also engaged in consumer direct Internet travel distribution, was merged with and into the Company, with the Company being the surviving corporation. Each share of Preview Travel common stock was converted into one share of the Company's common stock. Approximately 14.4 million shares of the Company's common stock were issued to former Preview Travel stockholders in the merger. The shares of the Company's common stock beneficially held by Travelocity Holdings, a wholly owned subsidiary of Sabre, at December 31, 1999 were converted in the merger into 33 million shares of Series A Preferred Stock. The preferred stock is convertible into 3 million shares of the Company's common stock, and the preferred stock receives dividends and distributions on a basis as if it were converted into common stock. Travelocity Holdings also has the right to exchange one partnership unit and one share of the Company's Series A Preferred Stock for one share of the Company's common stock at any time. If Travelocity Holdings exercised its right to convert its partnership units into common stock, then the Company would have approximately 48.7 million common stock equivalent shares outstanding, of which former Preview Travel stockholders and Yahoo! would own 30% and Sabre would own 70%.

    Travelocity Holdings also owns 1.2 million shares of the Company's common stock from the investment of $50 million prior to the merger. Additionally, Yahoo! purchased approximately 175,000 shares of the Company's common stock on the date of the merger.

    Economically, therefore, the Company has approximately 18.7 million common stock equivalent shares outstanding after the merger, assuming conversion of the preferred stock held by Travelocity Holdings. The shares of common stock issued to former Preview Travel stockholders and Yahoo! represents an approximate 78% (14.5 million out of 18.7 million) equity interest in the Company, and the shares of preferred stock plus common stock issued to Travelocity Holdings represents an approximate 22% (4.2 million out of 18.7 million) equity interest in the Company.

    Immediately after the merger, the Company contributed all of the Preview Travel assets and liabilities to the Partnership as well as the $50 million received from Travelocity Holdings. In exchange, the Company received partnership units representing in total an approximate 38% equity interest in the Partnership. As a result, the Company became a holding company whose sole asset is its interest in the Partnership.

    As a result of the merger and Partnership contributions, the Preview Travel stockholders became the Company's public stockholders and received shares of common stock in the merger that equates to approximately a 30% equity interest in the combined assets and liabilities of the Travelocity Division and Preview Travel held by the Partnership -- that is, 78% (their equity interest in the Company) of the 38% equity interest in the Partnership held by the Company.

    Sabre beneficially holds an approximate 70% equity interest in the Partnership -- that is:

    -- a 62% equity interest held directly or through its affiliates, plus

    -- an 8% equity interest held through the Company -- that is, 22% (its equity interest in the Company) of 38% (the Company's equity interest in the Partnership).

    ACCOUNTING FOR THE MERGER

    Sabre has a majority equity interest in the Partnership and the general presumption would be for Sabre to consolidate the Partnership into its financial statements. Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors since it has the right to appoint a majority of the directors. Accordingly, the general presumption is overcome and the Company will consolidate the Partnership into its financial statements. Furthermore, although Travelocity Holdings will manage the day to day operations of the Partnership pursuant to a management services agreement (described below), it is subject to the direction and oversight of the Partnership's board of directors. As such, the Partnership's board of directors has the unilateral ability to control the management of the Partnership, thereby enabling the Company to consolidate the Partnership in its separate financial statements.

    The Company's consolidated financial statements will include the financial statements of the Company and the Partnership, with Sabre's 62% interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The Company's consolidated results of operations and financial position will consist of the total of 38% of the Partnership's results and 100% of the Company's results.

    Goodwill and other intangible assets totaling approximately $252 million will be recorded by the Partnership as a result of the merger. The goodwill and other intangible assets will be amortized over a three year period.

    TRAVELOCITY.COM PARTNERSHIP

    Travelocity.com LP is a Delaware limited partnership. Applicable Delaware law and the Partnership agreement govern its operations. Following the merger, the Partnership owns the combined Travelocity Division and Preview Travel business and has full power and authority to operate the Travelocity.com business. The Partnership is governed by a nine member board of directors. Sabre has the right to elect four directors, and the Company has the right to elect the remaining five directors of the Partnership.

    The partners in the Partnership are:

    -- Travelocity.com Inc. and its wholly-owned subsidiary, Travelocity.com LP Sub, Inc., and

    -- Sabre and its wholly-owned subsidiaries Travelocity Holdings and TSGL Holding (the "Sabre Partners").

    The general partners are Travelocity.com Inc. and Travelocity Holdings. The other partners are limited partners.

    PARTNERSHIP UNITS EQUIVALENT TO TRAVELOCITY.COM INC.'S COMMON STOCK. One partnership unit is equivalent to one share of the Company's common stock. For this reason, when the Company issues new common shares, the Partnership will issue additional partnership units to the Company, and when the Company acquires its own common shares, it will return the same number of partnership units to the Partnership.

    To enable the Sabre Partners to maintain their proportionate interest in the Partnership, Travelocity Holdings will have the right to contribute cash or property to the Partnership in exchange for partnership units when the Partnership issues additional partnership units to the Company because the Company is issuing new shares of common stock. However, the Sabre Partners will not have this right when the Company issues its common stock to employees upon the exercise of stock options. The Sabre Partners' equity interest in the Partnership, and the equity interest of the Company's public stockholders, will be diluted in that case.

    SPECIAL MAJORITY APPROVAL RIGHTS. As long as the Sabre Partners own 30% or more of the partnership units, a special majority of the Partnership's board, including at least one director designated by the Company and one director designated by Travelocity Holdings, must approve any action to admit a new partner; to consolidate or merge the Partnership with another entity; to liquidate or dissolve the Partnership, initiate bankruptcy proceedings, or dispose of substantially all of the Partnership's assets; to enter into any line of business other than providing consumer-direct travel content, travel reservation services and related goods and services through Internet Web sites; to issue, directly or indirectly, any partnership units other than as the Partnership agreement expressly permits; or to make distributions of cash or property to partners, or acquire partnership interests, except as the Partnership agreement expressly permits.

    PARTNERS' ACCOUNTS AND DISTRIBUTIONS. The partnership agreement contains customary provisions regarding the partners' capital accounts, the allocation of profits and losses, and distributions to the partners. The Partnership will make distributions to the partners so they may pay any taxes they incur in connection with the Partnership. As the tax matters partner, Travelocity Holdings will make tax elections for the Partnership and cause the Partnership to prepare tax returns.

    As of December 31, 1999, Preview Travel had a net operating loss carry-forward for federal income tax purposes of $91.6 million. The Partnership agreement provides that the Company must contribute to the Partnership the tax benefit that the Company realizes from net operating loss deductions inherited from Preview Travel in the merger. As a result, the partners will share the benefit associated with Preview Travel's losses in proportion to their ownership of the Partnership. In addition, the partnership agreement provides that the Company must make additional contributions to the Partnership if the Company receives tax benefits attributable to its share of the Partnership's losses.

    Due to changes in the Company's ownership after 1997, the amount of net operating losses available to offset future federal income tax liabilities may be limited. The Company believes that the limitation, if any, would not materially adversely effect the Company's ability to utilize its net operating losses.

    AGREEMENTS WITH AFFILIATED PARTIES

    In connection with the merger, the Company, the Partnership, Sabre and certain of Sabre's affiliates have entered into certain agreements governing the operations of the Partnership, the management of the day to day affairs of the Partnership by employees of Travelocity Holdings, the contributions of the assets and liabilities of the Travelocity Division and Preview Travel to the Partnership and other agreements related to the separation of the Travelocity Division from Sabre. These agreements are described below.

    NONCOMPETITION AGREEMENT. Sabre entered into a noncompetition agreement with the Company and the Partnership. The noncompetition agreement generally prohibits Sabre, subject to certain exceptions, from competing with the Company in the consumer-direct real-time travel reservations, service and content business through the Internet for two years after the merger. In addition, Sabre is prohibited from owning 20% or more of the stock of any company over which Sabre has effective control if the company competes with Travelocity.com in the consumer-direct real-time travel reservations, services and content business through the Internet unless Sabre uses reasonable efforts to divest itself of the competing portion of the business within one year. Despite the noncompetition agreement, Sabre may continue to offer travel related reservations, services and content through and to travel agencies, corporations and travel suppliers through which such entities enable consumers to book reservations through the Internet, and may continue to offer Sabre's
"Virtually There Online" product directly to consumers over the Internet as long as such product does not enable air, car, hotel, tour and cruise bookings other than through the Company.

    MANAGEMENT SERVICES AGREEMENT. In connection with the merger, Travelocity Holdings and the Partnership entered into a management services agreement under which Travelocity Holdings will supervise and manage the day-to-day operations of the Partnership, subject to the direction and oversight of the board of directors of the Partnership. As the Partnership's agent, Travelocity Holdings will act for the Partnership with respect to the management of the Partnership's operations, personnel, maintenance of accounting records, and execution and performance of contracts and licenses, among other responsibilities. Travelocity Holdings will not have the authority to act for the Partnership with respect to any agreement or transaction between the Partnership and Travelocity Holdings or any of its affiliates. In addition, Travelocity Holdings will not have the authority to approve on behalf of the Partnership any decisions that would require a special majority vote under the partnership agreement. Travelocity Holdings will agree not to directly or indirectly conduct any business other than in connection with the ownership, acquisition and disposition of interests in the Partnership and the Company, and the management of the Partnership's day-to-day operations. The Partnership will pay Travelocity Holdings a fee equal to its costs in performing services under the management services agreement, including executive salaries, increased by 5%. The Partnership will also grant Travelocity Holdings options to acquire the Company's common stock so that Travelocity Holdings may concurrently grant options to acquire the Company's common stock to certain Travelocity Holdings employees. When these options are exercised, the Company will issue shares of its common stock and receive additional partnership units. This will dilute Sabre's and the Company's public stockholders' interest in the Company.

    INTERCOMPANY AGREEMENTS. The Partnership entered into a number of other agreements with Sabre and its subsidiaries in order to separate the Company from Sabre and to facilitate the Partnership's operation of the combined business of the Company and Preview Travel after the merger. The most significant of these agreements are described below. Although the parties intend that the terms of these agreements will be consistent with current market standards, because Sabre controls the Company and the Partnership, the agreements have not been negotiated on an arm's-length basis. In addition to the terms summarized below, the agreements include provisions for early termination, confidentiality, indemnification, limitation of liability and other terms and conditions.

    -- Access Agreement-The Partnership and Sabre entered into an access agreement for the provision of booking services and travel content to the Partnership. The agreement generally restricts the Partnership's use of specified booking services that compete with Sabre's services. The agreement requires the Partnership to use the SABRE system, in any particular year, for a number of bookings that is at least equal to a specified percentage of its total bookings during the prior year. If the Partnership fails to meet this minimum booking threshold it will have to pay Sabre liquidated damages. In addition, the Partnership must use its reasonable efforts to maintain a system on the Partnership's Web site that enables referrals of bookings for ticketing by travel agencies using the SABRE system. The parties will renegotiate the Partnership's obligation to maintain this referral system every four years. Sabre will pay fees to the Partnership based on the gross number of travel segments that are booked through the Travelocity Web site in the SABRE system and the gross number of passenger name records in the SABRE system which originate through the Travelocity Web site and are referred to a Sabre travel agency for ticketing. Sabre will also pay fees to the Partnership for additional marketing obligations undertaken by the Partnership. The Partnership will pay fees to Sabre based on the Partnership's use of messages and terminal addresses in the SABRE system. The pricing structure will be open for negotiation every four years, within parameters appropriate for Sabre customers of similar size, configuration and business activity to the Partnership and other relevant market comparisons. The term of the agreement will be 15 years, although the Partnership may terminate the agreement earlier if Sabre fails to remain one of the four largest global distribution systems in the North American market, as determined by the number of air travel bookings in North America.

    -- Technology Services Agreement-The Partnership entered into a technology services agreement with Sabre for the provision of certain base services, including voice and data management services, Web hosting services, and Sabre development services relating to its global distribution system. The agreement also covers non-variable services which Sabre may provide at the Partnership's request. Sabre's charges for technology services may be reset annually, based on current market rates. Sabre has the exclusive right to provide the base services, and specified variable services. The Partnership may have Sabre provide technology services with respect to the current Preview Travel operations. The Partnership intends to do most of its own web development. This agreement is anticipated to cover the following areas on the terms discussed below.

          DATA AND VOICE MANAGEMENT. For three years, Sabre will provide standard data and voice management services including management of a domestic data network, custom data network, remote connectivity, inbound/outbound voice, voicemail and 800 services, among others. Data and voice management services generally are priced as a pass-through of charges assessed by third party network providers, together with a management fee payable to Sabre.

          WEB HOSTING. The Web hosting services are divided into standard and optional services. The standard Web hosting services include Internet access, data center and systems monitoring, and back-up services. The optional Web hosting services include premium capacity planning, hardware and software, asset management, technical consulting and change management. Sabre will provide these services for an initial term of six months, after which the Partnership may terminate the services or renew them for one six month term, during which either party may cancel the services with 90 days' notice. If the Partnership elects to use a third party for this service, the Partnership will have to relocate its hardware and infrastructure from Sabre's Tulsa facility. Web hosting services are priced based on several factors including data center floor space utilization, number of servers operated and monitored, number of network devices, service functions, and other variable service charges.

          DEVELOPMENT. The Partnership will purchase systems development resources relating to the SABRE system from Sabre and Sabre will provide related development services based on rolling annual development requirements and project plans. In addition, each party must allow the other party to bid for specified development projects of the other party which are subject to bids, requests for proposals or other competitive offer processes. The parties will establish guidelines to protect and, in some cases, license and sublicense the intellectual property developed through the provision of development services by Sabre or by the Partnership or through the joint development of a project by Sabre and the Partnership. The development services provision will last for a period of 15 years.

    -- Intellectual Property Agreement-Sabre and the Partnership executed an intellectual property agreement, in which the rights granted and restrictions imposed on both parties with respect to the pool of intellectual property subject to the agreement will continue in perpetuity. Each party has agreed, for a period of 15 years beginning on the close of the merger, to contribute any new intellectual property that has application in the other party's business, whether developed internally or acquired from a third party, to the pool of intellectual property that will be freely and irrevocably available for use by the other in its own business. The obligation of both parties to contribute newly acquired or developed intellectual property to the pool:

          will automatically terminate in the event that Sabre no longer possesses at least 20% of the Partnership units or otherwise no longer has control of the Partnership;

          may be terminated by the Partnership if, after expiration of the two-year non-competition agreement, described above, Sabre enters into a business that would have been subject to the non-competition restriction; and

          may be terminated by Sabre if the Company enters into the business of distributing travel inventory directly to travel agents or corporations or travel technology to any travel industry suppliers.

        The agreement imposes no restrictions on a party's ability to license its own intellectual property, except that certain intellectual property paid for by the other party at specified rates may not be licensed to the other party's competitors. Each party also may grant sublicenses under the other party's pool intellectual property, but only to third parties who are not competitors of the other party. Except under specific circumstances, neither party will be subject to any licensing fee or royalty payment in connection with its use or permitted sublicensing of the other party's intellectual property contributed to the pool.

    -- Facilities Agreement-Sabre leases two premises to the Partnership for an initial term of one year with automatic renewal. The Partnership may terminate the entire lease agreement on 60 days' notice and Sabre may terminate the agreement on one year's notice.

    -- Administrative Services Agreement-Sabre will offer and provide administrative services to the Partnership for a term of 15 years. The administrative services agreement categorizes the services as optional administrative services, such as human resources administration, legal, finance, accounting, facilities, corporate travel, and executive support, and required services, such as tax administration and human resources compliance service. Generally, any optional administrative service may be terminated by either party on six months' notice, effective as of June 1 or December 1 of the applicable calendar year. Most of the optional services are provided at Sabre's cost plus a 10% margin and the required services are provided at Sabre's cost.

    -- Cash and Short-term Investments Agreement-Sabre will act as, or outsource the function of, an investment adviser to manage and supervise assets, including cash and marketable securities, and employee benefit plan assets, which the Partnership wishes to invest. The agreement may be terminated by either party, with or without cause, upon sixty days' notice. The Partnership will pay market rates for the investment services as determined by Sabre, except for services passed through at Sabre's cost from AMR Investment Services, Inc., a wholly-owned subsidiary of AMR.

    STOCK OPTIONS AND AWARDS

    Employees of the Company and other Sabre employees who became employees of the Partnership or Travelocity Holdings upon closing of the merger were given the option to convert unvested Sabre options to options to acquire the Company's stock. Approximately 256,000 unvested options were converted into 253,000 options to acquire the Company's Common Stock, based upon a price of the Sabre Class A Common Stock of $42.43 per share and a price of the Company's Common Stock of $42.90 per share. The conversion of the Sabre options to options to acquire the Company's stock resulted in a new measurement date for the options. As a result of the conversion, the Partnership will recognize stock compensation expense of approximately $3.0 million which will be amortized over the average remaining vesting period of 20 months.

    On March 7, 2000, employees of Travelocity Holdings and the Partnership were granted 259,680 and 554,975 options respectively at an exercise price of $46.88 per share, the estimated fair market value of the Company's stock on the date of grant. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary of the grant. The options are not exercisable more than ten years after the date of grant.

     SABRE CASH DIVIDEND AND SPIN-OFF FROM AMR

     On February 7, 2000, Sabre declared a one-time cash dividend on all outstanding shares of Sabre's Class A and Class B Common Stock. The aggregate amount of the dividend was $675 million or approximately $5.20 per share and was paid to Sabre's shareholders on February 18, 2000. In connection with the payment of the dividend, certain adjustments were made to the terms of outstanding employee stock options (Note 8).

    On March 15, 2000 AMR exchanged all of its shares of Sabre's Class B Common Stock for an equal number of shares of Sabre's Class A Common Stock and distributed such shares to AMR shareholders as a stock dividend. The distribution consisted of AMR's entire ownership interest in Sabre.

    INVESTMENT IN HOTEL RESERVATION NETWORK

    On January 29, 2000, the Company entered into an affiliation agreement with Hotel Reservation Network ("HRN") whereby the Company agreed to market HRN's services via the Internet. In connection with the agreement, the Company received warrants from HRN to purchase shares of HRN common stock, which were recorded at their estimated fair value of approximately $2.5 million. The Company will recognize the fair value of these warrants as revenue over a three-year period. The Company also received additional warrants from HRN which are contingent upon the performance of the Company over a three-year period. The Company will recognize revenue for these warrants if and when earned. On February 25, 2000, the Company purchased 135,000 shares of HRN Class A Common Stock for approximately $2.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company, their positions and ages as of December 31, 1999 are as follows:

Terrell B. Jones....... President and Chief Executive Officer of Travelocity.com
                        Inc. and the Partnership since September 1999.
                        Executive Vice President of the Travelocity Division of Sabre and Chief Information Officer from July 1996 to September 1999. President of Sabre Computer
                        Services from 1993 to 1996; Division Vice President of SCS Systems Planning & Development for American from 1991 to 1993; Managing Director & Vice President of STIN Product Development for American from 1987 to 1991. Age 51.

James D. Marsicano....  Executive Vice President of Sales and Service of
                        Travelocity.com Inc. and the Partnership since September 30, 1999. Senior Vice President and General Manager of Sabre's Travelocity Division from July 1996 to September 1999. Managing Director of Commercial Sales at American Airlines from 1992 to July 1996. Age 56.

Andrew B. Steinberg...  Executive Vice President Administration, General Counsel
                        and Corporate Secretary of Travelocity.com Inc. and the Partnership since March 7, 2000. Executive Vice President, General Counsel and Corporate Secretary of Sabre since October 1996. Associate General Counsel for American from 1994 to 1996; Senior Attorney for American from 1991 to 1994. Age 41.

Ramesh K. Punwani.....  Chief Financial Officer of Travelocity.com Inc. and the
                        Partnership since February 2000. Director of Business Development and Acting Vice President of Cruise and Tour Relations for the Consumer Travel Executive Team of American Express, a travel services company from September 1999 to February 2000. Interim Chief Financial Officer of KIWI International Holdings, an airline company from April 1999 until September 1999. Consultant for Cambridge Partners, an investment advisory and management firm, from January 1998 through June 1999, and North Atlantic Aviation, a travel services company, from June 1998 through April 1999. Vice President and Chief Financial Officer for Tower Air, an airline company, from September 1996 through January 1998. Senior Vice President and Chief Financial Officer for Empire Blue Cross Blue Shield, a health insurance provider, from September 1993 through September 1996. Mr. Punwani served in a variety of roles at Pan American, an airline company, since 1986, culminating in his position as Senior Vice President and Chief Financial Officer. Age 57.

         All officers serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION


                     TRAVELOCITY.COM EXECUTIVE COMPENSATION

    The following table sets forth all compensation awarded to, earned by, or paid to the Company's and the Partnership's Chief Executive Officer and the other individuals who are the Company's and the Partnership's most highly compensated executive officers, and whose total cash compensation is expected to exceed $100,000. We refer to these individuals as the "Named Executive Officers." The following information reflects compensation paid to such individuals for the fiscal years ended December 31, 1999 and 1998. While this compensation table indicates the compensation paid by Sabre to the Named Executive Officers in 1999 and 1998, it does not necessarily indicate the compensation that Travelocity Holdings, the Company, or the Partnership pays to them. The Named Executive Officers are employed and paid by Travelocity Holdings pursuant to the management services agreement between Travelocity Holdings and the Partnership. In addition, under the management services agreement Travelocity Holdings designates the executive officers of the Partnership, subject to the approval of the Partnership board of directors.

                            SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                                            -----------------------
                                                                                              AWARDS       PAYOUTS
                                                                                            ----------    ---------
                                     ANNUAL COMPENSATION                                    SECURITIES
                             FISCAL  -------------------   OTHER ANNUAL   RESTRICTED STOCK  UNDERLYING      LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY($)     BONUS   COMPENSATION        AWARDS       OPTIONS(#)   PAYOUTS(1)  COMPENSATION(2)
---------------------------   ----   ---------     -----   ------------        ------       ----------   ----------  ---------------
Terrell B. Jones,             1999   $308,750   $160,000             --            --         317,600(3)   349,688        $ 9,574
  Chief Executive Officer     1998    293,708    140,000             --            --          17,600      326,398         10,011

James D. Marsicano,           1999    152,063     45,619             --            --          79,400(3)    37,172             --
  Executive Vice President    1998    129,558     53,030             --            --           4,400       27,681             --
  of Sales and Service

Andrew B. Steinberg,          1999    218,333    115,000             --            --          90,000      279,844         22,271
  Executive Vice President    1998    197,708     95,000             --            --          21,000      313,242         18,785
  Administration, General
  Counsel and Corporate
  Secretary

----------

(1) The amount shown represents payments made in 1998 under the Sabre 1996-1998 performance share program for Sabre performance shares that were granted in 1996. The amount shown for payments made in 1999 are under the Sabre 1997-1999 performance share program for Sabre performance shares that were granted in 1997. Performance shares for Messrs. Jones, Marsicano and Steinberg have not and will not convert to performance shares or other stock awards of the Company.

(2) The information shown for Mr. Jones includes: in 1999, $3,496, and in 1998, $3,933 representing the above-market portion of interest, defined as a rate of interest exceeding 120% of the applicable federal long-term rate, with compounding, on deferred compensation that was credited but not paid in 1999 and 1998 respectively; and $6,078 in each of 1999 and 1998, representing the full amount of premiums paid under a split-dollar life insurance arrangement which provides for Sabre to recover part of the premiums paid. The information shown for Mr. Steinberg includes: employer contributions to a plan under Section 401(k) of the Internal Revenue Code that is sponsored by Sabre of $9,200 in each of 1999 and 1998; employer contributions to a supplemental executive retirement plan that provides pension benefits to officers who earned in excess of qualified plan limits (currently $160,000) of $8,817 in 1999 and $5,331 in 1998; and $4,254 in each of 1999 and 1998, representing the full amount of premiums paid under a split dollar life insurance arrangement which provides for Sabre to recover part of the premium's paid.

(3) The amounts shown represent for Mr. Jones options to purchase 300,000 shares of the Company's common stock and options to purchase 17,600 shares of Sabre Class A Common Stock, and for Mr. Marsicano options to purchase 75,000 shares of the Company's common stock and options to purchase 4,400 shares of Sabre Class A Common Stock.

    Prior to the merger, Mr. Jones served as Executive Vice President, Travelocity Division of Sabre Holdings Corporation and, since September 30, 1999, as President and Chief Executive Officer, Travelocity.com. Mr. Marsicano previously served as Senior Vice President and General Manager of Sabre's Travelocity Division. Mr. Steinberg served as Executive Vice President, General Counsel and Corporate Secretary of Sabre.

    The "Salary" column includes amounts contributed on behalf of each Named Executive Officer to a 401(k) plan of his former employer at the officer's election.

    The "Securities Underlying Options" column reflects all options granted to each Named Executive Officer by his employer. Sabre granted options to purchase shares of its Class A Common Stock to the Named Executive Officers, and Travelocity Holdings granted options to purchase shares of the Company's common stock to Messrs. Jones and Marsicano. In connection with the merger, Messrs. Jones, Marsicano and Steinberg elected to convert all of their unvested Sabre options into options to purchase shares of the Company's common stock. The vesting schedule for converted Sabre options will remain unchanged, as described in the discussion accompanying the "Options Granted" table.

OPTION GRANTS DURING FISCAL 1999

    The following table sets forth information concerning stock options granted during 1999 by Sabre and the Company to the listed individuals. Except as noted below, the grants relate to options to purchase shares of Sabre's Class A Common Stock. Neither Sabre nor the Company granted any stock appreciation rights to any of these individuals during fiscal 1999.

                                                OPTIONS GRANTED

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                             NUMBER OF                                               ANNUAL RATES OF STOCK
                            SECURITIES     % OF TOTAL                                PRICE APPRECIATION FOR
                            UNDERLYING   OPTIONS GRANTED  EXERCISE                       OPTION TERM
                              OPTIONS    TO EMPLOYEES IN    PRICE     EXPIRATION  ---------------------------
    NAME                   GRANTED(#)(1)   FISCAL YEAR    ($/SHARE)      DATE         5%              10%
    ----                   -------------   -----------    ----------   ---------- ------------   ------------
Terrell B. Jones.....         17,600            .72      $  60.3125    04/26/09   $  667,577     $  1,691,713
                             300,000(2)       40.41      $  23.00      10/01/09    4,339,410       10,996,530
James D. Marsicano...          4,400            .18      $  40.5625    03/22/09      112,243          284,436
                              75,000(2)       10.10      $  23.00      10/01/09    1,084,853(2)     2,749,133(2)
Andrew B. Steinberg..         15,000(3)         .61      $  46.6563    01/25/09      440,132        1,115,342
                              75,000(4)        3.05      $  50.1875    12/13/09    2,367,219(4)     5,998,786(4)

----------

(1) In connection with the merger, Messrs. Jones, Marsicano and Steinberg elected to convert all of their unvested options to purchase shares of Sabre Class A Common Stock to options to purchase shares of the Company's common stock. The number of options issued on conversion for Messrs. Jones, Marsicano and Steinberg were 92,360, 15,070 and 134,374, respectively. The converted options will keep their original vesting schedule, which provides for vesting in annual 20% increments over the original five year period. The converted options will have their original ten year term.

(2) Represents options to purchase shares of the Company's common stock. Twenty five percent of the options will vest on the first anniversary of the date of grant, and the remainder will vest in equal increments over the following 36 months until fully vested on the fourth anniversary of grant. The options have a ten year term.

(3) Represents normal 1999 grant of options to purchase Sabre Class A Common Stock.

(4) Represents options to purchase Sabre Class A Common Stock consisting of the normal 2000 grant, recognition of contribution to strategic transactions and retention as a key executive.

    The SEC mandates the 5% and 10% assumed annual rates of compounded stock price appreciation. We do not assure any executive officer or any other stockholder that the stock price will appreciate at the 5% and 10% levels, or at any other defined level. If the market price of the stock does not appreciate over the option term, the Named

Executive Officers will not realize any value from these option grants.

OPTION EXERCISES DURING FISCAL 1999

    The following table sets forth information concerning options exercised by Named Executive Officers in 1999. The table sets forth exercises of options to purchase Sabre Class A Common Stock. The table also sets forth the number and value of unexercised in-the-money options for Sabre Class A Common Stock and the Company's common stock held by these individuals at December 31, 1999.

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR VALUE

                                                    NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED                IN-THE-MONEY
                          SHARES                   OPTIONS/ SARS AT FY-END          OPTIONS/ SARS AT FY-END
                         ACQUIRED    VALUE     -------------------------------    ------------------------------
NAME                    ON EXERCISE REALIZED   EXERCISABLE       UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE(1)
----                    ----------- --------   -----------       -------------    -----------   ----------------
Terrell B. Jones......   15,210     $587,976      78,800           382,240(2)     $1,956,111       $9,993,716(2)
James D. Marsicano....    4,490      119,053       2,980            88,420(3)         57,978        2,271,238(3)
Andrew B. Steinberg...   14,150      522,443      32,310           126,850           815,313        1,122,368

----------

(1) Based on an average market price of $51.8125 for Sabre's Class A Common Stock on the NYSE on December 31, 1999, minus the exercise price, multiplied by the number of shares underlying the option, and a fair market value of $51.375 for Preview Travel's common stock on December 31, 1999 minus the exercise price, multiplied by the number of shares underlying the option.

(2) Includes options to purchase 300,000 shares of the Company's common stock with a fiscal year-end value of $8,512,500.

(3) Includes options to purchase 75,000 shares of the Company's common stock with a fiscal year-end value of $2,128,125.

    The "Value Realized" column represents the difference between the fair market value of the underlying securities on the date of exercise and the exercise price of the option. The value of the unexercised in-the-money options to purchase shares of Travelocity.com common stock was based on the closing price of Preview Travel common stock on December 31, 1999.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

    Under Sabre's 1996 Long-Term Incentive Plan, Sabre awarded deferred shares of Sabre's Class A Common Stock to the Named Executive Officers. Under Sabre's 1998-2000 Performance Share Program, Sabre granted performance shares to the Named Executive Officers, consisting of deferred shares of Sabre's Class A Common Stock issued under the 1996 plan. Sabre granted these shares contingent on the increase in the share price of Sabre Class A Common Stock plus dividends over the measurement period expressed as a percentage of the beginning share price performance relative to same performance standard for the S&P 500 companies over a three year performance period. Messrs. Jones, Marsicano and Steinberg will not participate in future award cycles.

             LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                    NUMBER OF     PERFORMANCE OR     ESTIMATED FUTURE PAYOUTS UNDER
                                SHARES, UNITS OR   OTHER PERIOD        NON-STOCK PRICE BASED PLANS
                                      OTHER      UNTIL MATURATION   --------------------------------
NAME                                RIGHTS(1)        OR PAYOUT      THRESHOLD     TARGET     MAXIMUM
----                            ---------------  ----------------   ---------     ------     -------
Terrell B. Jones...........          6,960          12/31/01           0          6,960      13,920
James D. Marsicano.........            730          12/31/01           0            730       1,460
Andrew B. Steinberg........          2,300          12/31/01           0          2,300       4,600

----------

(1) All awards were grants of Sabre performance shares.

EMPLOYMENT AGREEMENTS

    Travelocity Holdings and Mr. Jones are currently negotiating the final terms and conditions of an employment agreement effective as of March 7, 2000, which was approved in substance by Sabre's Compensation/Nominating Committee in January 2000. Under the new employment agreement, Travelocity Holdings will provide to Mr. Jones termination benefits if Travelocity Holdings were to involuntarily terminate him without cause (other than in connection with a change in control or a change in the equity structure of the Company, both as described below). These benefits include:

    -- a lump sum payment equal to one year's salary and target bonus in effect at the time of termination;

    -- acceleration of any vesting periods for Mr. Jones' options to purchase the Company's common stock by one year;

    -- continuation of his health and insurance benefits for one year; and

    -- a period of 90 days from the date of termination to exercise his vested options to purchase the Company's common stock.

    If Travelocity Holdings involuntarily terminates Mr. Jones without cause within two years of a change in control, as defined in the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan, Travelocity Holdings would provide him with the following termination benefits:

    -- a lump sum payment equal to two years' salary and target bonus in effect at the time of termination;

    -- immediate acceleration of any vesting periods for Mr. Jones' options to purchase the Company's common stock;

    -- continuation of his health and insurance benefits for two years; and

    -- a period of 90 days from the date of termination to exercise his vested options to purchase the Company's common stock.

    If Travelocity Holdings involuntarily terminates Mr. Jones without cause within two years of a change by Sabre in the Company's equity structure, as defined below, Travelocity Holdings would provide him with the following benefits:

    -- a lump sum payment equal to one year's salary and target bonus in effect at the time of termination;

    -- immediate acceleration of any vesting periods for Mr. Jones' options to purchase the Company's common stock;

    -- continuation of his health and insurance benefits for one year; and

    -- a period of 90 days from the date of termination to exercise his vested options to purchase the Company's common stock.

A change in equity structure means any transaction or series of transactions by which Sabre or Travelocity Holdings (a) acquires all of the outstanding common stock of Travelocity.com (except in connection with a transaction also resulting in a change in control) or (b) converts into or exchanges the common stock of Travelocity.com for any security of Sabre, including but not limited to a "tracking stock."

    If Mr. Jones' employment with Travelocity Holdings were to terminate for any reason other than an involuntary termination without cause or in connection with a change of control or a change in the equity structure of Travelocity.com, Inc., the agreement would not require Travelocity Holdings to provide termination benefits.

    Under the new employment agreement, Mr. Jones may not become an employee of, independent contractor of, consultant to, or perform any services for certain competitors of the Company for a period of two years following termination of his employment by the Company.

    Travelocity Holdings and Messrs. Marsicano, Punwani and Steinberg are currently negotiating the final terms and conditions of employment agreements effective as of March 7, 2000. Under each of the employment agreements, Travelocity Holdings will provide to Messrs. Marsicano, Punwani, and Steinberg termination benefits if Travelocity Holdings were to involuntarily terminate any of them without cause in connection with a change in control or change in the equity structure of the Company, as defined above. These benefits include, in the event of change in control:

    -- a lump sum payment equal to one year's salary and target bonus in effect at the time of termination;

    -- immediate acceleration of any vesting periods for their options to purchase the Company's common stock;

    -- continuation of their health and insurance benefits for one year; and

    -- a period of 90 days from the date of termination to exercise their vested options to purchase the Company's common stock.

    These benefits include, in the event of change in equity structure:

    -- a lump sum payment equal to six months salary and target bonus in effect at the time of termination;

    -- immediate acceleration of any vesting periods for their options to purchase the Company's common stock;

    -- continuation of health and insurance benefits for six months; and

    -- a period of 90 days from the date of termination to exercise vested options to purchase the Company's common stock.

    If Messrs. Marsicano's, Punwani's or Steinberg's employment with Travelocity Holdings were to terminate for any reason other than an involuntary termination without cause in connection with a change of control or change in equity structure, the agreements would not require Travelocity Holdings to provide termination benefits.

    Under their employment agreements, Messrs. Marsicano, Punwani and Steinberg may not become employees of, independent contractors of, consultants to, or perform any services for certain direct competitors of the Company for period of one year following employment by the Company.

COMPENSATION OF DIRECTORS

    All directors will be reimbursed for reasonable travel expenses related to attendance at board and committee meetings. Those directors who are not employees or officers of Sabre, the Company, the Partnership, or Travelocity Holdings will receive the following stock option grants:

    -- upon election to the Company's board of directors, an option to purchase
       20,000 shares of the Company's common stock under the Travelocity.com LP 1999 Long-Term Incentive Plan. The options will not be incentive stock options qualified under the Internal Revenue Code. The board of directors may increase any initial grant in its discretion on a case by case basis; and

    -- on the date of each annual stockholders meeting if, on the date of the meeting, the director has served on the Company's board of directors for at least six months, an option to purchase 5,000 shares of the Company's common stock.

    Options granted to nonemployee directors will have an exercise price equal to the fair market value of the underlying common stock on the grant date, will have a ten year term and will fully vest one year after the grant date. Directors who retire from the Company's board after 5 years of service or reaching age 65 may exercise their options for 12 months after retirement. Prior service with Sabre, Preview Travel or any of their affiliates as a director or employee will count towards the service requirement.

    Other than expense reimbursements, no other compensation will be paid to directors for service on the board or on any board committee.

STOCK PLANS

    The Partnership and Travelocity Holdings have adopted long-term incentive plans to attract, retain and motivate highly talented employees critical to the long-term growth and success of the Company. The Company operates in an extremely competitive Internet market. Travelocity Holdings and the Partnership view the incentive plans as significant, critical elements of employees' total compensation package. The Company has reserved 7 million shares of its common stock, plus an additional 4% of the total outstanding shares as of January 1 of each of 2001, 2002, and 2003, for issuance of stock under both plans. Travelocity Holdings and the Partnership have similar plans, but the plans have separate share limits. The number of shares set forth below to be issued under each plan for converted options may vary depending on which employees are ultimately employed by Travelocity Holdings, and which employees are employed by the Partnership, but the total aggregate number of shares issued under both plans upon conversion of the options will not change.

    Fifty percent of the unvested options to purchase Preview Travel common stock held by each optionee vested immediately before the merger of Preview Travel with and into the Company. For employees who are former Preview Travel officers or certain other key employees, the remaining unvested options will vest at the rate of 8.33% per month, so that all of the converted Preview Travel options will fully vest one year following the merger. In addition, if Travelocity Holdings or the Partnership terminates any former Preview Travel officer without cause within one year after the merger, his or her remaining unvested options will immediately vest. For former Preview Travel employees who are not former Preview Travel officers, 50% of all unvested Preview Travel options vested immediately before the merger. Vesting of the remaining unvested Preview Travel options will continue according to the original vesting schedule.

    If any Preview Travel options are incentive stock options under the Internal Revenue Code, then acceleration of vesting in the merger may cause such options to lose their status as incentive stock options, to the extent accelerated vesting causes any single person to become vested in options with a fair market value as of the date of grant in excess of $100,000 in underlying shares in any one year. All other incentive stock options shall cease to qualify for incentive stock option status 90 days after their conversion to options to purchase the Company's common stock.

    Employees of Travelocity Holdings and the Partnership who formerly were Sabre employees had the right to elect whether to convert their unvested options to purchase Sabre Class A Common Stock to options to purchase shares of the Company's common stock. Vested Sabre options will not convert, and will vest according to their original vesting schedule.

TRAVELOCITY HOLDINGS, INC. 1999 LONG-TERM INCENTIVE PLAN

    Travelocity Holdings has adopted the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan, which provides for awards of options to purchase, or stock appreciation rights with respect to, shares of the Company's common stock, to:

    -- the employees, officers, directors and consultants of Travelocity
       Holdings;

    -- employees, officers, directors and consultants of any other entity approved by the Travelocity Holdings board of directors in which Travelocity Holdings holds an interest of at least 20%;

    -- employees, officers, directors and consultants of any entity approved by the Travelocity Holdings board who holds an interest of at least 20% in Travelocity Holdings.

    NUMBER OF SHARES. Travelocity Holdings adopted the plan effective as of October 1, 1999, and it will continue in effect for ten years. The plan allows for grants of options or stock appreciation rights to purchase an aggregate of
4.5 million shares of the Company's common stock. However, the total awards issued under the plan and the Travelocity.com LP 1999 Long-Term Incentive Plan may not exceed 7 million shares of the Company's common stock. Currently, 456,400 option grants are outstanding under the plan. Twenty-five percent of these options will vest on the first anniversary of the date of grant, and the remainder will vest in equal increments over the following 36 months until fully vested on the fourth anniversary of grant. The options have an exercise price of $23 per share. Travelocity Holdings will also grant options to purchase shares of the Company's common stock for converted Sabre and Preview Travel options.

    Travelocity Holdings will award its non-employee directors up to 20,000 nonqualified options when first appointed to the board of directors, and up to an additional 10,000 nonqualified options at each annual stockholders' meeting, provided the director has served at least six months from the initial date of grant.

    Beginning in 2001, the number of shares available for grant under the plan will increase each year for three years by a number of shares equal to 3% of the total number of shares of the Company's stock outstanding. However, the total combined annual increase under the Travelocity Holdings plan and the Partnership's Long-Term Incentive Plan may not exceed 4% of the Company's total outstanding shares on the date of each increase. In addition, the number of shares available under the plan will increase over the entire term of the plan by the number of shares subject to any forfeited or expired awards, plus any shares withheld to pay the exercise price or taxes that arise upon exercise of an award.

    PLAN ADMINISTRATION. A committee consisting of at least two members of the Travelocity Holdings board of directors will administer the plan. However, the committee may need the approval of the full board of directors or compensation committee of Sabre or the Company, in order to:

    -- qualify awards as performance based compensation under the Internal
       Revenue Code,

    -- authorize the issuance of the Company's shares, and

    -- exempt awards from the short-swing trading restrictions under the federal securities laws.

    Under the plan, the administration committee determines the employees eligible to receive awards under the plan and the provisions of the agreements governing the awards, including term, exercise price, and vesting schedule.

    The plan limits the number of shares that may be granted to any employee to 1 million per year. Although the plan permits the granting of incentive stock options under the Internal Revenue Code, none of the options awarded under the plan will qualify as incentive stock options. All awards granted under the plan will have a term of 10 years or less. The options will have a minimum exercise price of 100% of the fair market value of the underlying shares on the grant date, except that Travelocity Holdings may grant options with a discounted exercise price to employees hired as a result of acquisitions or other business combinations, or as a result of a transfer from an affiliate of Travelocity Holdings.

    Holders of awards under the plan may generally not transfer the awards other than by will or the laws of descent and distribution, or pursuant to a domestic relations order. However, the administration committee may approve gift transfers to family members, family trusts, or other family controlled entities to the extent permitted by federal securities laws.

    The exercise price for an option and the withholding tax due upon exercise of an award may be paid:

    -- in cash;

    -- by delivery of previously owned shares held for at least six months
       (unless the administration committee permits otherwise);

    -- a broker-assisted sale on the open market; or

    -- any other method approved by the administration committee, including share withholding.

    A participant whose employment is terminated for cause would forfeit all outstanding awards under the plan. Upon a participant's death, any portion of an award that would have vested over the next 12 months shall immediately vest, and the participant's estate may exercise vested awards for 18 months following the participant's death. In the event of termination due to disability, any award will continue to vest for 12 months and the participant may exercise vested awards for 18 months from his termination of employment. Upon retirement, the participant may exercise vested awards for 12 months following his termination of employment. Upon termination for any other reason, a participant may exercise vested awards for a period of three months. The administration committee can determine that transferring employment to an affiliate of Travelocity Holdings does not constitute termination.

    CHANGE IN CONTROL. If a change in control occurs, the Travelocity Holdings board of directors, in its discretion, may:

    -- provide for continuation of awards granted under the plan by substituting on an equitable basis for the outstanding awards either the consideration payable for the outstanding shares of common stock in connection with the transaction, or securities of any successor or acquiring entity;

    -- upon written notice to the participants, provided that all awards will immediately vest and expire if not exercised within a reasonable period of time; or

    -- terminate all awards in exchange for a cash payment per option equal to the difference between the fair market value of the underlying shares and the exercise price.

    If the board of directors chooses the first alternative, and terminates an employee for any reason other than cause within one year after a change in control, the employee's unvested awards will immediately vest. If the board of directors chooses the second or third alternatives, all unvested awards will immediately vest, unless the vesting would prevent a desired pooling of interest accounting treatment for the change in control transaction.

    CHANGE IN CONTROL DEFINITION. Under the plan, a change in control occurs if:

    -- without the prior approval of the Company's board of directors, and with specified exceptions, a person becomes the beneficial owner of the Company's voting securities representing both:

         -- 25% or more of the voting power of the Company's then outstanding voting securities and

         -- a percentage of the voting power of the Company's then outstanding voting securities which is equal to or greater than the percentage of such voting securities owned by Sabre;

    -- the sale of substantially all the assets of the Company;

    -- a complete liquidation or dissolution of the Company; or

    -- any other event which, in the opinion of the Company's board of directors, is within the intent of the change in control definition, even if not strictly within the definition.

    A change in control also occurs if the members of the Company's board of directors at the time of the merger cease to constitute a majority of the Company's board of directors. However, any new director who is approved by the majority of the directors is considered as if he or she were a member of the original board of directors, unless his or her election occurs as a result of a board contest or proxy contest.

    A merger, consolidation, or similar reorganization of the Company is also a change in control, unless:

    -- the Company's stockholders continue to own at least 50% of the voting power in the surviving corporation, and

    -- the members of the Company's board of directors continue to constitute at least a majority of the board of directors of the surviving corporation.

    However, a change in control does not include

    -- a distribution to Sabre's stockholders of any voting securities of the Company or Travelocity Holdings;

    -- Sabre's public offering of any voting securities of the Company or Travelocity Holdings; or

    -- the passing of a stock ownership threshold because the Company acquires its own securities.

  TRAVELOCITY.COM LP 1999 LONG-TERM INCENTIVE PLAN

    The Partnership has adopted the Travelocity.com LP 1999 Long-Term Incentive Plan, which provides for awards of options to purchase, or stock appreciation rights with respect to, shares of the Company's common stock, to:

    -- the employees, officers, directors and consultants of the Partnership;

    -- employees, officers, directors and consultants of any other entity approved by the Partnership board of directors in which Travelocity Holdings holds an interest of at least 20%;

    -- employees, officers, directors and consultants of any entity approved by the Partnership board of directors who holds an interest of at least 20% in the Partnership.

    The Partnership adopted the plan effective as of October 1, 1999, and it will continue in effect for ten years. The plan allows for grants of awards to purchase the lesser of:

    -- 4.5 million shares; or

    -- 7 million shares reduced by the number of awards issued under the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan.

    Currently, 286,000 option grants are outstanding under the plan. Twenty-five percent of these options will vest on the first anniversary of the date of grant, and the remainder will vest in equal increments over the following 36 months until fully vested on the fourth anniversary of grant. The options have an exercise price of $23 per share. Upon closing of the merger, Sabre and Preview Travel options were converted to options to purchase the Company's stock.

    Beginning in 2001, the number of shares available for grant under the plan will increase each year for three years by a number of shares equal to the lesser of:

    -- 3% of the total number of shares of the Company's stock outstanding, or

    -- 4% of the total number of shares of the Company's stock outstanding on the date of increase, minus

    -- the number of additional shares issued or subject to awards under the Travelocity Holdings plan in connection with the additional annual award authorization under the Travelocity Holdings plan.

    In addition, the number of shares available under the plan will increase over the entire term of the plan by the number of shares subject to any forfeited or expired awards, plus any shares withheld to pay the exercise price or taxes that arise upon exercise of an award.

    The other material terms of the plan are substantially the same as the terms of the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. However, the Travelocity Holdings plan permits Travelocity Holdings to issue options that qualify as incentive stock options under the Internal Revenue Code, but the Partnership plan does not permit the Partnership to do so.

OTHER BENEFIT PLANS OF TRAVELOCITY HOLDINGS

TRAVELOCITY HOLDINGS RETIREMENT SAVINGS PLAN

    Travelocity Holdings adopted a 401(k) retirement savings plan for its employees, which will be a defined contribution plan qualified under the Internal Revenue Code. Eligible employees may elect to defer up to 15% of their compensation to the plan on a pre-tax basis. If the employee has not elected or is not eligible to elect the Sabre Legacy Pension Plan as the employee's primary retirement plan, Travelocity Holdings will match employee contributions at the rate of 100% for the first 3% of compensation deferred to the plan, and at the rate of 50% for the next 3% of compensation deferred to the plan. All employer and employee contributions will be 100% vested and nonforfeitable at all times. Employees who have elected the Sabre Legacy Pension Plan as their primary retirement plan may make contributions to the Travelocity Holdings Retirement Savings Plan, but will receive no matching funds or other employer contributions. Employees of Travelocity Holdings who are former Preview Travel or former Sabre employees will transfer funds from their respective defined contribution retirement plans directly to the plan.

LEGACY PENSION PLAN

    Employees of Travelocity Holdings who previously participated in the Sabre Legacy Pension Plan will continue to participate in the plan, which is a tax-qualified defined benefit plan. The plan bases benefits on credited years of service and the employee's base pay for the highest consecutive five years of the ten years preceding retirement. For purposes of eligibility for the plan and calculation of vesting and benefits, Sabre will credit all employees employed by Sabre prior to the merger for any service previously credited under the plan. Employees who previously participated in the Legacy Pension Plan but elected the Sabre Group Retirement Plan as their primary retirement plan have had their benefits frozen under the Legacy Pension Plan.

    Employees of Travelocity Holdings meeting specified criteria have elected to remain in the tax-qualified defined benefit pension plan of American Airlines, Inc. for service through December 31, 1996, and are in the Legacy Pension Plan for service and increases in compensation levels after that date. The obligation for benefits earned by these employees as of December 31, 1996 under the American Airlines plan remains with that plan. Messrs. Jones and Marsicano elected to remain in the American Airlines plan for service through December 31, 1996.

SABRE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    Mr. Jones will be eligible for additional retirement benefits under Sabre's Supplemental Executive Retirement Plan. Mr. Steinberg is currently participating in Sabre's Supplemental Executive Retirement Plan. The plan determines benefits calculated upon the basis of final average base salary, incentive compensation payments and performance returns. The plan provides pension benefits to which Mr. Jones would be entitled, but for the limit of $130,000 on the maximum annual benefit payable and the $160,000 limit on the maximum amount of annual compensation which may be taken into account under the Legacy Pension Plan and the American Airlines plan. The Employee Retirement Income Security Act of 1974 and the Internal Revenue Code impose these salary limits.

    The following table shows typical aggregate annual benefits payable under the pension plan and the supplemental retirement plan, based upon retirement in 1999 at age 65, to persons in specified earnings and service classifications. Annual retirement benefits set forth below are subject to reduction for Social Security benefits and benefits received under other qualified and non-qualified plans that Sabre, Travelocity Holdings or their affiliates provide.

                                               PENSION PLAN TABLE

                                                                    ANNUAL RETIREMENT BENEFITS
                                                        -------------------------------------------------
                                                                     CREDITED YEARS OF SERVICE
                                                        -------------------------------------------------
                                FINAL AVERAGE EARNINGS     15       20         25        30         35
                               -----------------------  -------   -------    -------   -------    -------
                                      $100,000           30,000    40,000     50,000    60,000     70,000
                                       150,000           45,000    60,000     75,000    90,000    105,000
                                       200,000           60,000    80,000    100,000   120,000    140,000
                                       250,000           75,000   100,000    125,000   150,000    175,000
                                       300,000           90,000   120,000    150,000   180,000    210,000
                                       400,000          120,000   160,000    200,000   240,000    280,000
                                       500,000          150,000   200,000    250,000   300,000    350,000
                                       600,000          180,000   240,000    300,000   360,000    420,000

    As of December 31, 1999, Mr. Jones had 20.7 years of credited service, Mr. Marsicano had 20.0 years of credited service and Mr. Steinberg had 8.5 years of credited service. Benefits are shown in the table using a straight-life annuity basis.

SABRE DEFERRED COMPENSATION PLAN

    Sabre has adopted a deferred compensation plan, which is an unfunded deferred compensation plan for a select group of management or highly compensated employees. The plan is not qualified under the Internal Revenue Code. Messrs. Jones and Steinberg currently participate in the plan.

    Participants in the plan may elect to defer up to 100% of their annual salary in excess of $160,000, 100% of their bonus, and 100% of their Sabre performance shares to the plan.

TRAVELOCITY HOLDINGS, INC. EMPLOYEE STOCK PURCHASE PLAN

    The board of directors of Travelocity Holdings adopted a Travelocity Holdings Employee Stock Purchase Plan. The plan will not qualify for special tax treatment under the Internal Revenue Code.

    Only employees who work at least 20 hours per week are eligible to participate in the plan. Participation in the plan ends upon an individual's termination of employment. Additionally, an employee making salary deferrals under the plan can cease his or her participation in the plan at any time during the offering period.

    Under the plan, eligible employees can voluntarily defer up to 15% of their compensation during each 6 month offering period, to be held for investment in the Company's common stock at the end of the offering period. At the end of each offering period, Travelocity Holdings will use base salary deferred during the period to purchase the Company's common stock, at a price equal to 85% of the lesser of

    -- the fair market value of the common stock on the last business day of the offering period, or

    -- the fair market value of the common stock on the first business day of the offering period.

    Travelocity Holdings will pay the remainder of the purchase price. The plan limits an employee's deferral to $15,000 annually, and limits an employee's purchase of the Company's common stock to an annual $25,000 in fair market value of the shares on the purchase date. Shares issued under the plan will be either shares transferred to Travelocity Holdings by the Partnership or shares purchased on the open market. The Travelocity Holdings board of directors, or a committee appointed by the board, will administer the plan.

    The Travelocity Holdings board of directors and the committee can amend or terminate the plan at any time, provided that any amendment or termination would not adversely affect any outstanding rights to purchase stock under the plan. If not terminated earlier, the plan has a ten-year term.

OTHER BENEFIT PLANS OF THE TRAVELOCITY.COM PARTNERSHIP

TRAVELOCITY.COM LP RETIREMENT SAVINGS PLAN

    The Partnership adopted a safe harbor 401(k) retirement savings plan for its employees, which will be a defined contribution plan qualified under the Internal Revenue Code. Eligible employees can elect to defer up to 15% of their compensation to the plan on a pre-tax basis. The Partnership will match employee contributions at the rate of 100% for the first 3% of compensation deferred to the plan, and at the rate of 50% for the next 3% of compensation deferred to the plan. All employer and employee contributions will be 100% vested and nonforfeitable at all times. Employees of the Partnership who are former Preview Travel or former Sabre employees will transfer funds from their respective defined contribution retirement plans directly to the plan.

TRAVELOCITY.COM LP EMPLOYEE STOCK PURCHASE PLAN

    The board of directors of the Partnership adopted a Travelocity.com LP Employee Stock Purchase Plan. The plan does not qualify for special tax treatment under the Internal Revenue Code.

    Only employees who work at least 20 hours per week are eligible to participate in the plan. Participation in the plan ends upon an individual's termination of employment. Additionally, an employee making salary deferrals under the plan can cease his or her participation in the plan at any time during the offering period.

    Under the plan, eligible employees can voluntarily defer up to 15% of their compensation during each 6 month offering period, to be held for investment in the Company's common stock at the end of the offering period. At the end of each offering period, the Partnership will use all salary deferred during the period to purchase the Company's common stock, at a price equal to 85% of the lesser of

    -- the fair market value of the common stock on the last business day of the offering period, or

    -- the fair market value of the common stock on the first business day of the offering period.

    The Partnership pays the remainder of the purchase price. The plan limits an employee's deferral to $15,000 annually, and limits an employee's purchase of the Company's common stock to an annual $25,000 in fair market value of the shares on the purchase date. Shares issued under the plan will be either shares owned by the Partnership or shares purchased on the open market. The Partnership board of directors, or a committee appointed by the board, will administer the plan.

    The Partnership board of directors and the committee can amend or terminate the plan at any time, provided that any amendment or termination would not adversely affect any outstanding rights to purchase stock under the plan. If not terminated earlier, the plan has a ten-year term.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

   As of March 24, 2000, the directors and executive officers of the Company owned, or had been granted, securities or rights equivalent to the shares of Common Stock of the Company.

        -----------------------------------------------------------------------------------------

                                                     Travelocity.com Inc.
                 Name of Beneficial Owner                Common Stock      Percentage of Total
        -----------------------------------------------------------------------------------------
        William F. Conner (Director)                       20,000(1)                 *
        -----------------------------------------------------------------------------------------
        Paul C. Ely, Jr. (Director)                        20,000(2)                 *
        -----------------------------------------------------------------------------------------


        -----------------------------------------------------------------------------------------
        James J. Hornthal (Director)                      260,000(3)                 *
        -----------------------------------------------------------------------------------------
        Terrell B. Jones
        (Officer and Director)                            517,360(4)                 *
        -----------------------------------------------------------------------------------------
        Glenn W. Marschel, Jr. (Director)                  20,000(5)                 *
        -----------------------------------------------------------------------------------------
        James D. Marsicano
        (Officer)                                         123,070(6)                 *
        -----------------------------------------------------------------------------------------
        Ramesh K. Punwani (Officer)                        50,000(7)                 *
        -----------------------------------------------------------------------------------------
        Andrew B. Steinberg (Officer)                     164,374(8)                 *
        -----------------------------------------------------------------------------------------
        Directors and Officers as a group               1,052,523                    *
        -----------------------------------------------------------------------------------------

* Percentage of current beneficial ownership does not exceed 1% of the total outstanding shares.

--------------------------------------------------------------------------
(1) Amount consists of 20,000 shares of common stock granted under the 1999 Travelocity.com LP Long-Term Incentive Plan. The stock options will vest during the period from March 2001 through March 2004.
(2) Amount consists of 20,000 shares of common stock granted under the 1999 Travelocity.com LP Long-Term Incentive Plan . The stock options will vest during the period from March 2001 through March 2004.
(3) Amount consists of options to purchase shares of common stock that were previously options to purchase shares of Preview Travel, Inc. common stock that were converted pursuant to the merger of Preview Travel, Inc. with and into the Company. Pursuant to the terms of the merger, 56,250 shares are vested and 97,500 are now exercisable. The stock options representing the remaining 97,500 shares will vest during the period from June 2000 through June 2003.
(4) Amount consists of stock options for 92,360 shares of the Company's common stock, which were previously options to purchase shares of Sabre, Inc. Class A Common Stock that were converted in connection with the merger of Preview Travel, Inc. with and into the Company, and stock options for 300,000 and 125,000 shares granted under the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. Stock options representing 11,859 shares will vest in the next sixty days. The remaining stock options will vest during the period from October 2000 through April 2004.
(5) Amount consists of 20,000 shares of common stock granted under the 1999 Travelocity.com LP Long-Term Incentive Plan . The stock options will vest during the period from March 2001 through March 2004.
(6) Amount consists of stock options for 15,070 shares of the Company's common stock, which were previously options to purchase shares of Sabre, Inc. Class A Common Stock that were converted in connection with the merger of Preview Travel, Inc. with and into the Company, and stock options for 75,000 and 33,000 shares of the Company's common stock granted under the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan . Stock options representing 2,403 shares are vested. The remaining stock options will vest during the period from October 2000 through March 2004.
(7) Amount consists of 50,000 shares of common stock granted under the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan . The stock options will vest during the period from March 2001 through March 2004.
(8) Amount consists of stock options for 134,374 shares of the Company's common stock, which were previously options to purchase shares of Sabre, Inc. Class A Common Stock that were converted in connection with the merger of Preview Travel, Inc. with and into the Company, and stock options for 30,000 shares granted under the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. The stock options will vest during the period from October 2000 through March 2004.

SECURITIES OWNED BY CERTAIN BENEFICIAL OWNERS

         The following have informed the Company that they were the beneficial owners of more than 5% of the Company's outstanding Common or Preferred Stock at March 15, 2000.

-------------------------------------------------------------------------------------------------------------------------
       Name and Address
      of Beneficial Owner                  Class of Stock                   Amount Held           Percentage of Total
-------------------------------------------------------------------------------------------------------------------------

Travelocity Holdings, Inc.                  Common Stock                   1,176,470(1)                  7.4%
4255 Amon Carter Boulevard,
MD4224
Fort Worth, Texas 76155                    Preferred Stock                33,000,000(2)                100.0%
-------------------------------------------------------------------------------------------------------------------------
Sabre, Inc.                                 Common Stock                   1,176,470(1)                  7.4%
4255 Amon Carter Blvd.
Fort Worth, Texas 76155                    Preferred Stock                33,000,000(2)                100.0%
-------------------------------------------------------------------------------------------------------------------------
Sabre Holdings Corporation                  Common Stock                   1,176,470(1)                  7.4%
4255 Amon Carter Blvd.
Fort Worth, Texas 76155                    Preferred Stock                33,000,000(2)                100.0%
-------------------------------------------------------------------------------------------------------------------------
FMR Corp.                                   Common Stock                   2,102,030(3)                 13.4%
82 Devonshire Street
Boston, Massachusetts 02109
-------------------------------------------------------------------------------------------------------------------------
Fidelity International Limited              Common Stock                   2,102,030 (3)                13.4%
Pembroke Hall
42 Crowlane
Hamilton, Bermuda
-------------------------------------------------------------------------------------------------------------------------

(1) Amounts consist of shares beneficially owned by Travelocity Holdings, Inc. Sabre, Inc. is a beneficial owner of these shares based on 100% ownership of Travelocity Holdings, Inc. Sabre Holdings, Inc. is a beneficial owner of these shares based on 100% ownership of Sabre Inc.

(2) Travelocity Holdings, Inc. holds 33,000,000 shares of the Company's Series A Preferred Stock, which is convertible as a class into 3,000,000 shares of the Company's common stock. Travelocity Holdings, Inc. holds
     30,000,000 units of Travelocity.com LP. Travelocity Holdings, Inc. also has the right to exchange one unit of Travelocity.com LP and one share of the Company's Series A Preferred Stock for one share of the Company's common stock at any time. If Travelocity Holdings exercised its right to convert its partnership units into common stock, then the Company would have approximately 48.7 million common stock equivalent shares outstanding, of which former Preview Travel stockholders and Yahoo!
     would own 30% and Sabre would own 70%. Sabre, Inc. is a beneficial owner of these shares based on 100% ownership of Travelocity Holdings, Inc. Sabre Holdings, Inc. is a beneficial owner of these shares based on 100% ownership of Sabre Inc.

(3) Based on Schedule 13G filed on March 14, 2000 by FMR Corp, Abigail P. Johnson and Edward C. Johnson 3d and the Schedule 13G filed on March 14, 2000 by Fidelity International Limited, Abigail P. Johnson and Edward C. Johnson 3d: FMR Corp. had sole voting power over 106,840 shares, sole dispositive power over 1,928,310 shares and beneficial ownership of 2,102,030 shares of Common Stock. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 ("Fidelity"), is the beneficial owner of 1,764,900 shares of the Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Mr. Johnson, FMR Corp., through its control of Fidelity, and the Fidelity funds each has sole dispositive power over 1,764,900 shares owned by the Fidelity funds. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 ("Fidelity Trust"), is the beneficial owner of 163,410 shares of the Common Stock as a result of its serving as investment manager of the institutional account(s). Mr. Johnson and FMR Corp., through its control of Fidelity Trust, each has sole dispositive power over 163,410 shares, and sole power to vote or direct the voting of 106,840 shares of Common Stock owned by the institutional accounts.

     Strategic Advisers, Inc., a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. It does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial ownership may include shares beneficially owned through Strategic Advisers, Inc.

     Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

     Fidelity International Limited and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. Fidelity International Limited is the beneficial owner of 173,720 shares of the Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain information for this Item 13 is incorporated herein by reference from the information set forth under Note 4 "Certain Related Party Transactions" to the Financial Statements and Supplementary Data in Item 8 of this report.

TRANSACTIONS WITH NEWSNET CENTRAL, INC.

    In December 1998, Preview Travel transferred substantially all of the assets of its television business to NewsNet Central, Inc. In consideration of the transfer of these assets to NewsNet Central, Preview Travel received a $250,000 convertible promissory note, which was converted to common stock in March 1999, a $1 million subordinated promissory note that bears interest at the rate of 6% per year, and a warrant to purchase up to 2,275,445 shares of NewsNet Central's common stock at a price of $0.45 per share. As of December 31, 1999 and assuming the conversion of all outstanding NewsNet Central convertible securities and exercise of all outstanding NewsNet Central stock options, Preview Travel would own approximately 38% of NewsNet Central's common stock. James J. Hornthal is a director of NewsNet Central and holds 800,000 shares of NewsNet Central's common stock, which he purchased on November 15, 1998 at a price of $0.015 per share. In addition, Mr. Hornthal has options to acquire 80,000 shares of NewsNet Central common stock.

TRANSACTIONS AND RELATIONSHIPS IN CONNECTION WITH THE MERGER

    On March 7, 2000, Sabre combined the Travelocity Division and Preview Travel in a holding company/partnership structure. Travelocity.com Inc. is a holding company whose sole asset is units of the Partnership. Sabre also owns units of the Partnership. The Partnership owns all of the assets and has all of the liabilities of the Travelocity Division and Preview Travel and conducts the business of Travelocity.com.

    Travelocity.com Inc. was incorporated on September 30, 1999 and, at that time, was beneficially owned by Sabre. Additionally, on September 30, 1999, the Partnership was formed. The Travelocity Division was an operating division of Sabre. Immediately prior to the merger, Sabre and TSGL Holding, Inc., a wholly owned subsidiary of Sabre, contributed the Travelocity Division and $52.7 million in cash to the Partnership and received partnership units in exchange. Then Sabre contributed partnership units to Travelocity Holdings, and Travelocity Holdings contributed a portion of those partnership units to Travelocity.com Inc., so that those entities became partners in the Partnership. The Company exercised its right to cause Sabre to purchase approximately 1.2 million of the Company's common stock for an additional $50 million.

    As a result, the Partnership owned the Travelocity Division and $102.7 million in cash. Sabre owns the Partnership through a combination of its direct interest, its interest held through TSGL Holding and through Travelocity Holdings, and its interest held through the Company.

    In the merger, Preview Travel was merged with and into the Company. The Company is the surviving corporation. Each share of Preview Travel common stock was converted into one share of the Company's common stock. The Company issued approximately 14.4 million shares of common stock to former Preview Travel stockholders in the merger. The shares of the Company's common stock beneficially held by Travelocity Holdings were converted in the merger into 33 million shares of Series A Preferred Stock.

    The preferred stock is convertible into 3 million shares of the Company's common stock, and the preferred stock receives dividends and distributions on a basis as if it were converted into common stock. Travelocity Holdings also has the right to exchange one Partnership unit and one share of the Company's Series A Preferred Stock for one share of the Company's common stock at any time. If Travelocity Holdings exercised its right to convert its partnership units into common stock, then the Company would have approximately 48.7 million common stock equivalent shares outstanding, of which former Preview Travel stockholders and Yahoo! would own 30% and Sabre would own 70%.

    The preferred stock owned by Travelocity Holdings generally has voting rights identical to the Company's common stock. Each share of preferred stock and each share of common stock is entitled to one vote per share and holders of preferred stock and common stock will vote together as a single class on all matters, including the election of directors. Additionally, Yahoo! purchased approximately 175,000 shares of the Company's common stock on the date of the merger.

    As a result, on an economic basis, the Company has approximately 18.7 million common stock equivalent shares outstanding. The shares of common stock the Company issued to former Preview Travel stockholders and Yahoo! represent an approximate 78% (14.5 million out of 18.7 million) equity interest in the Company, and the shares of preferred stock and common stock of the Company held by Sabre represent an approximate 22% (4.2 million out of 18.7 million) equity interest in the Company.

    Immediately after the merger, the Company contributed all of the Preview Travel assets and liabilities to the Partnership. In exchange, the Company received additional units of the Partnership. In total, the Company holds an approximate 38% equity interest in the Partnership.

    As a result, the current Preview Travel stockholders and Yahoo! are the Company's public stockholders and received shares of common stock in the merger that equate to approximately a 30% equity interest in the Partnership -- that is, 78% (their equity interest in the Company) of the 38% equity interest the Company holds in the Partnership.

    Sabre beneficially holds an approximate 70% equity interest in the Partnership -- that is:

    --  a 62% equity interest held directly, plus

    -- an 8% equity interest held through the Company -- that is, 22% (its equity interest in the Company) of 38% (the Company's equity interest in the Partnership).

    The Partnership is governed by a nine member board of directors. Sabre has the right to elect four directors, and the Company has the right to elect the remaining five directors of the Partnership.

                                     PART IV
--------------------------------------------------------------------------------
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the accompanying index to financial statements and the schedules are filed as part of this report.

   (2) The schedules listed in the accompanying index to financial statements and schedules are Filed as part of this report.

   (3)  Exhibits required to be filed by Item 601 of Regulation S-K.

     EXHIBIT NO.                    DESCRIPTION
      2.1   Agreement and Plan of Merger, dated as of October 3, 1999, as amended January 24, 2000, by and among Sabre, Inc., Travelocity
            Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc. (2)

      3.1   Certificate of Incorporation of Registrant (1)

      3.2   Form of Restated Certificate of Incorporation of Registrant (2)

      3.3   Bylaws of the Registrant (1)

      3.4   Form of Restated Bylaws of Registrant (2)


      4.1   Form of Registrant's Common Stock Certificate (1)

      4.2   Form of Registrant's Series A Preferred Stock Certificate (1)

      4.3   Form of Registrant's Class B Common Stock Certificate (1)


      10.1  Voting Agreement, dated as of October 3, 1999, by and between Sabre
            Inc. and James J. Hornthal (2)

      10.2  Voting Agreement, dated as of October 3, 1999, by and between Sabre
            Inc. and MediaOne Interactive Services, Inc. (2)

      10.3  Voting Agreement, dated as of October 3, 1999, by and between Sabre
            Inc. and America Online, Inc (2)

      10.4  Form of Amended and Restated Agreement of Limited Partnership of
            Travelocity.com LP (2)

      10.5  Form of Management Services Agreement between Travelocity.com LP and
            Travelocity Holdings, Inc. (1)

      10.6  Form of Contribution Agreement between Travelocity.com and Sabre
            Inc. (1)

      10.7  Form of Contribution Agreement between Travelocity.com and TSGL
            Holdings, Inc. (1)

      10.8  Form of Contribution Agreement between Travelocity.com and
            Travelocity.com Inc. (1)

      10.9  Form of Option Agreement between Sabre Inc. and Travelocity.com Inc.
            (1)

      10.10 Form of Registration Rights Agreement between Sabre Inc. and
            Travelocity.com Inc. (1)

      10.11 Interactive Services and Exclusive Channel Agreement by and between
            Travelocity Holdings, Inc. and America Online, Inc., effective as of
            October 3, 1999 (2)+

      10.12 Content Partner/Distribution Agreement by and between Infoseek
            Corporation and The Sabre Group, Inc. effective as of July 22, 1999
            (2)+

      10.13 Content Partner Agreement, by and between The Sabre Group, Inc. and
            At Home Corporation, effective as of March 13, 1999 (2)+

      10.14 Travel Services Advertising and Promotion Agreement by and between
            Sabre Interactive, a division of Sabre, Inc., and Yahoo! Inc., effective as of June 29, 1997 (2)+

      10.15 First Amendment to Travel Services Advertising and Promotion
            Agreement by and between Sabre Interactive, a division of Sabre
            Inc., and Yahoo! Inc., effective as of November 23, 1998 (2)+

      10.16 Second Amendment to Travel Services Advertising and Promotion
            Agreement by and between Sabre Interactive, a division of Sabre
            Inc., and Yahoo! Inc., effective as of October 1, 1999 (2)+

      10.17 Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan (1)

      10.18 Travelocity.com LP 1999 Long-Term Incentive Plan (1)

      10.19 The Sabre Group Deferred Compensation Plan (1)

      10.20 The Sabre Group Holdings, Inc. Supplemental Executive Retirement
            Plan (1)

      10.21 Executive Termination Benefits Agreement for Andrew B. Steinberg (1)

      21.1  Subsidiaries of Registrant

      23.1  Consent of Ernst & Young LLP, Independent Auditors

      27.1  Financial Data Schedule

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed on January 31, 2000 (Registration No. 333-95757).

(2) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on February 4, 2000 (Registration No. 333-95757).

+ Portions of this exhibit have been redacted and are subject to a confidential treatment order issued by the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         None.

                              TRAVELOCITY.COM INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   ITEM 14(A)

FINANCIAL STATEMENTS

                                                                                         Page
Report of Independent Auditors                                                            31

Balance Sheets at December 31, 1999 and 1998                                              32

Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997             33

Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997             34

Statements of Stockholder's Equity for the Years
  Ended December 31, 1999, 1998 and 1997                                                  35

Notes to Financial Statements                                                             36

Schedule II - Valuation and Qualifying Accounts for the Years
Ended December 31, 1999, 1998, and 1997                                                   71

All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997

                                              TRAVELOCITY.COM INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


               COLUMN A                       COLUMN B        COLUMN C       COLUMN D     COLUMN E       COLUMN F
---------------------------------------       --------        --------       --------     --------       --------
                                                                     ADDITIONS
                                                             -----------------------
                                             BALANCE AT      CHARGED TO    CHARGED TO
                                            BEGINNING OF      COSTS AND       OTHER                     BALANCE AT
             CLASSIFICATION                     YEAR          EXPENSES      ACCOUNTS    DEDUCTIONS      END OF YEAR
---------------------------------------     ------------     ----------    ----------   ----------      -----------
                                                                              (1)
YEAR ENDED DECEMBER 31, 1999
    Booking fee cancellation reserve          141,000            ---        96,000         ---           237,000
YEAR ENDED DECEMBER 31, 1998
    Booking fee cancellation reserve           46,000            ---        95,000         ---           141,000
YEAR ENDED DECEMBER 31, 1997
    Booking fee cancellation reserve           46,000            ---          ---          ---            46,000

(1)      Amounts charged against revenue.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRAVELOCITY.COM INC.



                              /s/ Terrell B. Jones
                              -----------------------------------------------
                              Terrell B. Jones
                              President, Chief Executive Officer and Director (Principal Executive Officer)



                              /s/ Ramesh K. Punwani
                              -----------------------------------------------
                              Ramesh K. Punwani
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                              Date: [March 30, 2000]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/ William J. Hannigan       /s/ Jeffery M. Jackson
--------------------------    ------------------------------
William J. Hannigan           Jeffery M. Jackson


/s/ James J. Hornthal         /s/ Glenn W. Marschel, Jr.
--------------------------    ------------------------------
James J. Hornthal             Glenn W. Marschel, Jr.


/s/ Bradford J. Boston
--------------------------
Bradford J. Boston


/s/ F. William Conner
--------------------------
F. William Conner


/s/ Paul C. Ely, Jr.
--------------------------
Paul C. Ely, Jr.




Date:  March 30, 2000