Form 10-Q
period 2000-03-31
TRAVELOCITY COM INC
filed 2000-05-15
CIK 1104172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 000-30634.

                            ------------------------

                              TRAVELOCITY.COM INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2855109
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        4200 BUCKINGHAM MD 1400                               76155
           FORT WORTH, TEXAS                                (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (817) 963-2923

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes / /   No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.001 par value--16,072,289 as of May 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                              TRAVELOCITY.COM INC.

PART I: FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................         3

                        Consolidated Balance Sheets--March 31, 2000 and
                        December 31, 1999...........................................         3

                        Consolidated Statements of Operations--Three months ended
                        March 31, 2000 and 1999.....................................         4

                        Consolidated Statement of Stockholders' Equity--Three months
                        ended March 31, 2000........................................         5

                        Consolidated Statements of Cash Flows--Three months ended
                        March 31, 2000 and 1999.....................................         6

                        Notes to Consolidated Financial Statements..................         7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        15

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        24

PART II: OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K............................        25

SIGNATURE...........................................................................        26

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TRAVELOCITY.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED) (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS
CURRENT ASSETS
  Cash......................................................  $    907      $     --
  Investments...............................................    70,583            --
  Accounts receivable, net of allowance for doubtful
    accounts of $249 at March 31, 2000......................    10,236         3,259
  Receivable from affiliates, net...........................       297            --
  Prepaid expenses and other current assets.................    43,583           195
                                                              --------      --------
    Total current assets....................................   125,606         3,454
PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................     1,710           726
  Furniture, fixtures and equipment.........................     2,035           995
  Computer equipment........................................    16,217         1,342
                                                              --------      --------
                                                                19,962         3,063
  Less accumulated depreciation and amortization............    (5,930)       (1,118)
                                                              --------      --------
    Total property and equipment............................    14,032         1,945
Intangible assets, net of accumulated amortization of $5,321 and $4,810 at March 31, 2000 and December 31, 1999
  respectively..............................................     3,679         4,190
Intangible assets and goodwill, net of accumulated
  amortization of $5,714 at March 31, 2000..................   259,575            --
Marketable securities-long term.............................    12,498            --
Other assets................................................     4,328            50
                                                              --------      --------
    TOTAL ASSETS............................................  $419,718      $  9,639
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 14,544      $  7,114
  Accrued compensation and related benefits.................     3,874           676
  Other accrued liabilities.................................     9,216           983
                                                              --------      --------
    Total current liabilities...............................    27,634         8,773
Payable to affiliates.......................................        --        68,884
Other liabilities...........................................       841           544
Sabre's interest in partnership.............................    54,288            --
STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock, $0.001 par value; 40,000 shares
    authorized; 33,000 shares issued and outstanding........        33            --
  Class A Common Stock, $0.001 par value; 135,000 and 3,000
    shares authorized, 15,793 and 3,000 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................        16             3
  Class B Common Stock, $.001 par value; 75,000 and 1,500
    shares authorized at March 31, 2000 and December 31,
    1999, respectively; no shares issued....................        --            --
  Contributions from affiliates.............................        --         7,841
  Stock subscription receivable from affiliate..............        --            (3)
  Additional paid-in capital................................   420,898            --
  Equity options outstanding................................     1,248            --
  Unrealized gains on investments...........................       234            --
  Accumulated deficit.......................................   (85,474)      (76,403)
                                                              --------      --------
    Total stockholders' equity (deficit)....................   336,955       (68,562)
                                                              --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $419,718      $  9,639
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUES
  Transaction...............................................  $ 22,924   $ 9,181
  Advertising...............................................     3,403     1,470
  Other.....................................................       696        77
                                                              --------   -------
    Total revenues..........................................    27,023    10,728
  Cost of revenues..........................................    12,144     8,365
                                                              --------   -------
  Gross profit..............................................    14,879     2,363
OPERATING EXPENSES
  Selling and marketing.....................................    16,674     5,158
  Technology and development................................     3,988     2,285
  General and administrative................................     3,494     1,040
  Expenses related to integration of Preview Travel.........       526        --
  Stock compensation........................................     1,546        --
  Amortization of intangible assets and goodwill from the
    Merger..................................................     5,714        --
                                                              --------   -------
    Total operating expenses................................    31,942     8,483
                                                              --------   -------
OPERATING LOSS..............................................   (17,063)   (6,120)
OTHER INCOME (EXPENSE)
  Interest income...........................................       334        --
Provision for income taxes..................................        (6)       --
                                                              --------   -------
  Loss before Sabre's interest in partnership...............   (16,735)   (6,120)
Sabre's interest in partnership.............................     7,664        --
                                                              --------   -------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................  $ (9,071)  $(6,120)
                                                              ========   =======
  Loss per common share, basic and diluted..................  $   (.32)
                                                              ========
  Weighted average common shares used in loss per common
    share computation:
    Basic...................................................    28,449
                                                              ========
    Diluted.................................................    28,449
                                                              ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                           (UNAUDITED) (IN THOUSANDS)

                                       SERIES A    CLASS A    CLASS B    CONTRIBUTIONS      STOCK       ADDITIONAL     EQUITY
                                       PREFERRED    COMMON     COMMON        FROM        SUBSCRIPTION    PAID-IN       OPTIONS
                                         STOCK      STOCK      STOCK      AFFILIATES      RECEIVABLE     CAPITAL     OUTSTANDING
                                       ---------   --------   --------   -------------   ------------   ----------   -----------
Balance at December 31, 1999.........     $--        $ 3        $--         $ 7,841          $(3)        $     --       $   --
Net loss.............................      --         --         --              --           --               --           --
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre..................      --         --         --          (7,841)           3           80,721           --
Conversion by Sabre of 3,000 Class A
  common shares to 33,000 Series A
  preferred shares...................      33         (3)        --              --           --            8,619           --
Issuance of 14,378 Class A common
  shares in connection with the
  Merger with Preview Travel, Inc....      --         14         --              --           --          276,749           --
Issuance of 1,350 Class A common
  shares for cash....................      --          1         --              --           --           53,999           --
Issuance of 65 Class A common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans...............      --          1         --              --           --              527           --
Options issued to consultants by
  Preview Travel, Inc. and assumed in
  the Merger.........................      --         --         --              --           --              283        1,248
Unrealized gains on investments......      --         --         --              --           --               --           --
                                          ---        ---        ---         -------          ---         --------       ------
Balance at March 31, 2000............     $33        $16        $--         $    --          $--         $420,898       $1,248
                                          ===        ===        ===         =======          ===         ========       ======

                                       UNREALIZED
                                         GAIN ON     ACCUMULATED
                                       INVESTMENTS     DEFICIT      TOTAL
                                       -----------   -----------   --------
Balance at December 31, 1999.........     $ --         $(76,403)   $(68,562)
Net loss.............................       --           (9,071)     (9,071)
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre..................       --               --      72,883
Conversion by Sabre of 3,000 Class A
  common shares to 33,000 Series A
  preferred shares...................       --               --       8,649
Issuance of 14,378 Class A common
  shares in connection with the
  Merger with Preview Travel, Inc....       --               --     276,763
Issuance of 1,350 Class A common
  shares for cash....................       --               --      54,000
Issuance of 65 Class A common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans...............       --               --         528
Options issued to consultants by
  Preview Travel, Inc. and assumed in
  the Merger.........................       --               --       1,531
Unrealized gains on investments......      234               --         234
                                          ----         --------    --------
Balance at March 31, 2000............     $234         $(85,474)   $336,955
                                          ====         ========    ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $ (9,071)  $(6,120)
Adjustments to reconcile net loss to cash used for operating activities
  Amortization of intangible assets and goodwill from the
    Merger..................................................     5,714        --
  Other depreciation and amortization.......................     1,802       699
  Stock compensation........................................     1,546        --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (4,638)     (368)
    Accounts payable, accrued and other liabilities.........     6,379     6,137
    Prepayment to strategic distribution partner............   (40,000)       --
    Payable to affiliates...................................      (325)   (1,402)
                                                              --------   -------
  Cash used for operating activities........................   (38,593)   (1,054)

INVESTING ACTIVITIES
Cash acquired from Preview Travel net of direct acquisition
  costs.....................................................     1,244        --
Additions to property and equipment.........................    (1,555)     (142)
Net increase in investments.................................   (63,378)       --
Other investing activities, net.............................    (3,491)       --
                                                              --------   -------
  Cash used for investing activities........................   (67,180)     (142)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................        --     1,196
Contribution of cash by Sabre in connection with the Merger
  with Preview Travel.......................................    52,680        --
Proceeds from issuance of common stock......................    54,000        --
                                                              --------   -------
  Cash provided by financing activities.....................   106,680     1,196
                                                              --------   -------
Increase in cash and cash equivalents.......................       907        --
Cash at beginning of the period.............................        --        --
                                                              --------   -------
Cash at end of the period...................................  $    907   $    --
                                                              ========   =======

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL INFORMATION

    Travelocity.com(SM) Inc. ("Travelocity.com" or the "Company"), is a leading provider of online leisure and business travel services. Incorporated on September 30, 1999 as a wholly-owned subsidiary of Sabre-Registered Trademark-Holdings Corporation ("Sabre"), the Company is a holding company whose sole assets are units of Travelocity.com LP (the "Partnership"), a limited partnership, formed on September 30, 1999. Effective upon the consummation of a merger (the "Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity-Registered Trademark- business unit of Sabre (the "Travelocity Division") and Preview Travel.

    The Company, through the Partnership, is engaged in consumer-direct travel distribution over the Internet. Through its Travelocity.com online travel Web site, which is accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. The Company features booking and purchase capability for airlines, car rental and hotel companies, cruises and vacation packages, and offers access to a database of information regarding specific destinations and other information of interest to travelers. The Internet address for the Company's main Web site is WWW.TRAVELOCITY.COM.

    The Company and Sabre, directly and indirectly through wholly-owned subsidiaries, are the partners in the Partnership. The Company holds an approximate 38% equity interest in the Partnership, with the remaining 62% equity interest held by Sabre. Sabre, through ownership of shares of the Company's Class A Common Stock and Series A Preferred Stock, also holds an approximate 22% equity interest in the Company. Sabre beneficially holds an approximate 70% equity interest in the Partnership--that is:

    - a 62% equity interest held directly, plus

    - an 8% equity interest held through the Company--that is, 22% (Sabre's equity interest in the Company) of 38% (the Company's equity interest in the Partnership).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION.--The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. The financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a component of Sabre for periods prior to the Merger.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements and notes of the Company for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

    Sabre has a majority equity interest in the Partnership and the general presumption would be for Sabre to consolidate the Partnership into its financial statements. Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors since it has the right to appoint a majority of the directors. Furthermore, although Travelocity Holdings, Inc. ("Travelocity Holdings"), a wholly-owned subsidiary of Sabre, manages the day to day operations of the Partnership pursuant to a management services agreement, it is subject to the direction and oversight of the Partnership's board of directors. As such, the Partnership's board of directors has the unilateral ability to control the management of the Partnership, thereby enabling the Company to consolidate the Partnership in its separate financial statements.

    The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's 62% interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The Company's consolidated results of operations and financial position consist of the total of 38% of the Partnership's results and 100% of the Company's results.

    CASH AND CASH EQUIVALENTS--Effective with the Merger, the Company began to maintain its own cash and cash equivalents. Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statement of cash flows.

    Prior to the Merger, the Company did not maintain cash or cash equivalents. Sabre maintained all cash balances, charging or crediting the Company through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and the purchases of goods and services.

    INVESTMENTS--Effective with the Merger, the Company began to administer its own investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use derivative financial instruments to manage or reduce market risk. The Company's investment policy is to invest in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Investments include only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    All investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All investments with original maturities greater than 90 days and current maturities less than twelve months from the balance sheet date are classified as current assets. Investments with maturities of twelve months or more from the balance sheet date are classified as marketable securities--long term.

    RECENT ACCOUNTING PRONOUNCEMENTS--The Financial Accounting Standards Board
(FASB) has recently issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). FIN 44 will result in significant changes to current practice regarding the accounting for stock compensation arrangements. It will not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but will narrow its application.

    FIN 44 contains provisions whereby employees are defined as they are under common law for purposes of applying APB 25. As a result, APB 25 would not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees would not be considered to be employees of the grantor. Grants of equity awards made to such employees will be required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants may be required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

    FIN 44 will require that the Company recognize expense at fair value for grants of equity awards made subsequent to December 15, 1998 to employees of Travelocity Holdings performing services for the Partnership under a management services agreement for periods beginning after July 1, 2000. The Company is currently evaluating the effect of FIN 44 on its earnings and financial position.

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS

    MERGER AND RELATED TRANSACTIONS--Immediately prior to the consummation of the Merger, Sabre and TSGL Holdings, Inc. ("TSGL Holdings"), a wholly-owned subsidiary of Sabre, contributed the assets and liabilities of the Travelocity Division and $52.7 million in cash to the Partnership and received partnership units in exchange. Sabre then contributed a portion of its partnership units to Travelocity Holdings, which in turn contributed a portion of those partnership units to the Company such that these entities became partners in the Partnership. Additionally, the Company exercised an option to cause Travelocity Holdings to invest an additional $50.0 million in exchange for approximately
1.2 million shares of Class A Common Stock. The Company then contributed these funds to the Partnership. As a result, immediately prior to the Merger, the Partnership owned all of the assets and liabilities of the Travelocity Division and $102.7 million in cash. Sabre owned the Partnership through a combination of its direct interest, its interest held through Travelocity Holdings and TSGL Holdings, and its interest held through the Company.

    On March 7, 2000, the Merger with Preview Travel was closed. In the Merger, Preview Travel was merged with and into the Company, with the Company being the surviving corporation. Each share of Preview Travel common stock was converted into one share of the Company's Class A Common Stock.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED)
Approximately 14.4 million shares of the Company's common stock were issued to former Preview Travel stockholders in the Merger. Additionally, Yahoo! Inc. ("Yahoo!") made a minority investment in the Company on the date of the Merger. The shares of the Company's common stock beneficially held by Travelocity Holdings at December 31, 1999 were converted in the Merger into 33.0 million shares of Series A Preferred Stock. The preferred stock receives dividends and distributions on a basis as if it were converted into common stock. Sabre has the right to exchange one Partnership unit and one share of the Company's
Series A Preferred Stock, which it holds, either directly or indirectly through its wholly-owned subsidiary, for one share of the Company's common stock at any time. If Sabre chooses to convert all partnership units and preferred stock which it holds, it would receive 33.0 million shares of common stock. If this were to occur, then the Company would have approximately 48.7 million common stock equivalent shares outstanding, of which former Preview Travel stockholders and Yahoo! would own approximately 30% and Sabre would own approximately 70%.

    Immediately after the Merger, the Company contributed all of the Preview Travel assets and liabilities to the Partnership. Additionally, the Company contributed the proceeds received in exchange for Class A common shares issued to Yahoo!. The $50.0 million from Sabre was contributed to the Partnership prior to the Merger. In exchange, the Company received partnership units representing in total an approximate 38% equity interest in the Partnership. As a result, the Company became a holding company whose sole asset is its interest in the Partnership.

    As a result of the Merger and Partnership contributions, the Preview Travel stockholders became the Company's public stockholders and received shares of common stock in the Merger that equates to approximately a 30% equity interest in the combined assets and liabilities of the Travelocity Division and Preview Travel held by the Partnership--that is, 78% (their equity interest in the Company) of the 38% equity interest in the Partnership held by the Company.

    Sabre beneficially holds an approximate 70% equity interest in the Partnership--that is:

    - a 62% equity interest held directly or through its affiliates, plus

    - an 8% equity interest held through the Company--that is, 22% (its equity interest in the Company) of 38% (the Company's equity interest in the Partnership).

    The cost of the acquisition of Preview Travel was approximately
$286.2 million, measured as the fair market value of Preview Travel's outstanding common stock on October 1, 1999, the last trading day before the Merger agreement was announced, plus the value of the vested options of Preview Travel assumed by the Company in the Merger, and other costs directly related to the Merger as follows (in thousands):

Fair market value of Preview Travel's common stock..........  $253,395
Fair market value of vested Preview Travel stock options....    23,368
Investment advisor, legal, accounting and other professional
  fees and expenses.........................................     8,875
Other costs directly related to the Merger..................       561
                                                              --------
Total.......................................................  $286,199
                                                              ========

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED)
    The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

Working capital.............................................  $  4,212
Property and equipment......................................     5,148
Marketable securities-long term.............................    12,262
Noncurrent liabilities......................................      (624)
Intangible assets and goodwill..............................   265,201
                                                              --------
Total.......................................................  $286,199
                                                              ========

    The estimates of fair value were determined by the Company's management based on information furnished by management of Preview Travel and preliminary independent valuations of the net assets acquired, including intangible assets.

    The goodwill recorded in the Merger is being amortized over a three-year period.

    PRO FORMA STATEMENT OF OPERATIONS DATA--The unaudited pro forma statement of operations data in the table below presents the effects of the Merger, the contribution agreements and certain other agreements entered into at the effective time of the Merger by the Partnership and Sabre as if these transactions occurred on January 1, 1999. These agreements are an access agreement, a technology services agreement, an intellectual property agreement, a facilities agreement and an administrative services agreement. Amounts shown below are in thousands, except per share amounts.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Total revenues..........................................  $ 35,695   $ 16,113
Net loss before Sabre's interest........................   (40,745)   (31,694)
Sabre's interest in partnership.........................   (25,262)   (19,650)
                                                          --------   --------
Loss attributable to common shareholders................  $(15,483)  $(12,044)
                                                          ========   ========
Basic and diluted loss per share........................  $  (1.06)  $  (0.88)
                                                          ========   ========
Weighted average shares outstanding.....................    14,658     13,743
                                                          ========   ========

    TRAVELOCITY.COM PARTNERSHIP--Travelocity.com LP is a Delaware limited partnership. Applicable Delaware law and the Partnership agreement govern its operations. The Partnership is governed by a nine member board of directors. Sabre has the right to elect four directors, and the Company has the right to elect the remaining five directors of the Partnership.

    The partners in the Partnership are:

    - The Company and its wholly-owned subsidiary, Travelocity.com LP Sub, Inc., and

    - Sabre and its wholly-owned subsidiaries Travelocity Holdings and TSGL Holding (the "Sabre Partners").

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED)
    The general partners are the Company and Travelocity Holdings. The other partners are limited partners.

    PARTNERSHIP UNITS EQUIVALENT TO TRAVELOCITY.COM COMMON STOCK--One partnership unit is equivalent to one share of the Company's common stock. For this reason, when the Company issues new common shares, the Partnership will issue additional partnership units to the Company, and when the Company acquires its own common shares, it will return the same number of partnership units to the Partnership.

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

    SPECIAL MAJORITY APPROVAL RIGHTS--As long as the Sabre Partners own 30% or more of the partnership units, a special majority of the Partnership's board, including at least one director designated by the Company and one director designated by Travelocity Holdings, must approve any action to admit a new partner; to consolidate or merge the Partnership with another entity; to liquidate or dissolve the Partnership, initiate bankruptcy proceedings, or dispose of substantially all of the Partnership's assets; to enter into any line of business other than providing consumer-direct travel content, travel reservation services and related goods and services through Internet Web sites; to issue, directly or indirectly, any partnership units other than as the Partnership agreement expressly permits; or to make distributions of cash or property to partners, or acquire partnership interests, except as the Partnership agreement expressly permits.

4. COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three months ended March 31, 2000, the only component of comprehensive loss other than the net loss was the unrealized gains on marketable securities of approximately $234,000.

5. EARNINGS PER SHARE

    Net loss per common share is accounted for in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which requires companies to present basic earnings per share which is calculated based on the weighted average number of common shares outstanding during the period, and if applicable, diluted earnings per share which is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding. During the first quarter of 2000, employee stock options to purchase approximately 4.6 million shares of the Company's common stock and the effect of conversion of the 33.0 million Series A preferred

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

5. EARNINGS PER SHARE (CONTINUED)
shares held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

    The weighted average shares used in the calculation of basic earnings per share for the three months ended March 31, 2000 have been calculated as if the
33.0 million shares of preferred stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, these shares are excluded from the weighted average shares calculation. The common shares issued to former stockholders of Preview Travel in connection with the Merger are included in the weighted average share calculation from the date of issuance through March 31, 2000.

6. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

    AMERICA ONLINE--On October 2, 1999, Travelocity Holdings entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), which became effective upon consummation of the Merger with Preview Travel and was assigned to the Partnership. The AOL Agreement provides, among other things, that the Travelocity.com site will be the exclusive reservations engine for AOL's Internet properties and that payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five year term of the agreement. In connection with this agreement, the Company paid $40.0 million to AOL upon the closing of the Merger with Preview Travel on March 7, 2000. The revenue sharing agreement is expected to be effective during the second quarter of 2000.

7. RELATED PARTY TRANSACTIONS

    REVENUES FROM AFFILIATES--Revenues from Sabre affiliates were approximately $5.1 million for the three months ended March 31, 2000.

    PAYABLES TO AFFILIATES--Amounts expensed for services provided by Sabre were approximately $7.2 million and $7.9 million for the three months ended
March 31, 2000 and 1999, respectively. Effective with the Merger, amounts due to Sabre were contributed to the Company along with the assets and liabilities of the Travelocity Division. All outstanding amounts payable to Sabre were capitalized to additional paid-in-capital.

8. STOCK OPTIONS AND AWARDS

    Sabre employees who became employees of the Partnership or Travelocity Holdings upon closing of the Merger were given the option to convert unvested Sabre options to options to acquire shares of the Company's Class A Common Stock. Approximately 256,000 unvested options were converted into 253,000 options to acquire the Company's Class A Common Stock, based upon a price of the Sabre Class A Common Stock of $42.43 per share and a price of the Company's Class A Common Stock of $42.90 per share. The conversion of the Sabre options to options to acquire the Company's stock resulted in a new measurement date for the options. As a result of the conversion, the Partnership will recognize stock compensation expense of approximately $3.0 million which will be amortized over the vesting periods of the related option.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

8. STOCK OPTIONS AND AWARDS (CONTINUED)
    On March 7, 2000, employees of Travelocity Holdings and the Partnership were granted 259,680 and 554,975 options respectively at an exercise price of $46.88 per share, the fair market value of the Company's stock on the date of grant. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary of the grant. The options are not exercisable more than ten years after the date of grant.

    All vested and unvested options to purchase Preview Travel common stock held by Preview Travel employees, directors or consultants were converted into options to acquire the Company's common stock in connection with the Merger. Because the share exchange ratio in the Merger was one to one the number of options and the exercise prices per share remained unchanged.

    Under the terms of Preview Travel's 1997 Directors' Stock Option Plan, the Merger resulted in an immediate vesting of all unvested stock options that Preview Travel granted to its directors under the plan. Approximately 65,000 unvested options granted under the plan vested immediately before the Merger. As a result of the Merger, approximately 951,000 stock options held by Preview Travel's officers had vesting periods that were accelerated. For each officer of Preview Travel, 50% of the unvested options held as of October 4, 1999 vested immediately prior to the Merger. After the Merger, one-twelfth of the remaining unvested options held by officers of Preview Travel vest during each successive month, subject to specified exceptions. For each non-officer employee of Preview Travel, 50% of the unvested options held as of October 4, 1999 vested immediately prior to the Merger. The remaining 50% of unvested options held by each non-officer employee vests according to their terms of the initial grant of the options.

    The estimated fair market value of the vested options assumed by the Company in the Merger was $23.4 million, which has been accounted for as a cost of the acquisition of Preview Travel. The Company will recognize compensation expense over the year following the Merger based on the intrinsic value of the options as the unvested options held by officers of Preview Travel vest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management Discussion and Analysis includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 through March 31, 2000 and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the first quarter of 2000 prior to the Merger include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre. Results prior to the Merger do not include financial impacts of the Merger with Preview Travel. These historical results are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the three months ended March 31, 2000 and 1999 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

    We receive transaction revenue including, for 2000, access fees under the new access agreement with Sabre and, for 1999, booking fees collected by Sabre and transferred to us. For both 2000 and 1999, transaction revenue also includes commissions from travel suppliers for purchases of their online products and services by customers. Our online travel services have experienced substantial growth since the launch of our Web site in March 1996.

    Gross bookings of travel services online increased from approximately
$129 million in the first quarter of 1999 to $399 million in the first quarter of 2000, which resulted in an increase in transaction revenues from approximately $9.2 million to approximately $22.9 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

    The commission rates paid by travel suppliers are determined by individual travel suppliers and are subject to change. Currently, we earn an average commission of approximately 3-4% on the sale of airline tickets.

    Advertising revenue has historically been generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising on our Web site and through the direct selling of advertisements on the site. Under the agreement, DoubleClick obtains advertisers for our site, collects the revenue paid by the advertisers, and pays us an amount that is net of fees due to DoubleClick for its service. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements are delivered. Effective with the Merger, our direct sales force increased significantly and is expected to continue to provide a significant portion of our advertising revenue.

    Costs of revenues includes costs of operating our customer service center, data processing charges and costs associated with operating our Internet infrastructure.

GROSS MARGINS

    Our gross margin for the three months ended March 31, 2000 was 55.1%, and for the same period in 1999 was 22.0%. A number of different factors may impact gross margins, including the mix of transaction revenues versus online advertising revenues, the mix of travel services sold, the level of commissions on travel products, and the amount of incentive commissions. We expect higher gross margins on advertising revenues than transaction revenues, higher commission rates on vacation packages than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  1999

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $9.2 million to $22.9 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $13.7 million, 149.7%. This increase was primarily attributable to increased sales through our Web site and added sales through the Preview Travel site subsequent to the Merger. Gross bookings increased from $129 million for the three months ended March 31, 1999 to $399 million for the three months ended March 31, 2000.

    ADVERTISING REVENUES. Advertising revenues increased from $1.5 million (net of fees paid to DoubleClick of $367,000) to $3.4 million (net of fees of $691,000) for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of $1.9 million, 131.5%. This increase was primarily due to an increase in net revenue from DoubleClick of $0.8 million for advertisements placed on our site, increasing advertising impressions and an increase in direct selling of advertising by us of $1.1 million.

    OTHER REVENUES. Other revenues increased from $77,000 to $696,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of $619,000, 803.9%, due to new licensing and maintenance agreements primarily with US Airways Inc.

COSTS OF REVENUES

    Costs of revenues include costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure. Costs of revenues increased from $8.4 million to $12.1 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $3.8 million, 45.2%. This increase is due to increases in data processing charges and costs associated with the customer service center including the addition of costs and headcount associated with two new customer service centers effective with the Merger. Costs of revenues declined as a percentage of total revenue from 78.0% for the three months ended March 31, 1999 to 44.9% for the three months ended March 31, 2000 primarily due to increased efficiencies in the customer service centers and to more favorable terms under the access agreement with Sabre.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, costs relating to strategic distribution partnerships with companies such as America Online, Inc. ("AOL"), Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $5.2 million to $16.7 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately
$11.5 million, 223.3%. This increase was due to additional advertising spending of $6.6 million by us to gain market share, and increased costs of $3.4 million relating to the amortization of payments made to strategic distribution partners and new agreements with AOL, Excite and Lycos effective with the Merger. The remaining increase of $1.5 million is primarily due to an increase in salaries and other employee related costs to support the additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expense consists of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of the site. Technology and development expenses increased from $2.3 million to $4.0 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $1.7 million, 74.5%. This increase was primarily due to an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000, additional headcount from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web site. This increase is offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists of management fees paid to Travelocity Holdings and Sabre for the provision of various services, including salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, and accounting services. General and administrative expense also includes salaries and benefits of our management and administrative costs of the Company. General and administrative expenses increased from $1.0 million to $3.5 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $2.5 million, 236.0%. This increase was primarily due to an increase in salaries and employee related costs and the management fee to Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs incurred during the three months ended March 31, 2000 are duplicative due to the integration of the administrative services of Preview Travel with the Company that is currently in process.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel and were $526,000 for the three months ended March 31, 2000. No comparable amounts were recorded for the three months ended March 31, 1999.

    STOCK COMPENSATION. Stock compensation expense represents expense associated with the acceleration of vesting on stock options held by certain key employees of Preview Travel over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre which were converted to the Company's options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense for the three months ended March 31, 2000 was $1.5 million. No stock compensation was recorded for the three months ended March 31, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Goodwill and certain other intangible assets totaling approximately $265 million were recorded in connection with the Merger.

    INTEREST INCOME. Interest income represents interest income on short-term investments and marketable securities held by the Company effective with the Merger and the investment of funds received from the purchase of common stock by Travelocity Holdings and Yahoo!.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in partnership represents Sabre's approximate 62% share of the Partnership's net loss.

    NET LOSS. Net loss increased $3.0 million, 48.2% from $6.1 million to $9.1 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

PRO FORMA STATEMENT OF OPERATIONS DATA

    The unaudited pro forma statement of operations data in the table below presents the effects of the Merger, the contribution agreements and certain other agreements entered into at the effective time of the Merger by the Partnership and Sabre as if these transactions occurred on January 1, 1999. These agreements are an access agreement, a technology services agreement, an intellectual property agreement, a facilities agreement, and an administrative services agreement.

    The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if such transactions had been consummated on January 1, 1999, nor is it necessarily indicative of future results of operations.

    The unaudited pro forma statement of operations data should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements, the amortization of goodwill and other intangibles recorded as a result of the Merger as well as other adjustments associated with the Merger. Amounts shown below are in thousands, except per share amounts.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues
  Transaction...............................................  $ 29,774   $ 12,795
  Advertising...............................................     5,225      3,241
  Other.....................................................       696         77
                                                              --------   --------
      Total revenues........................................    35,695     16,113
Cost of revenues............................................    15,895      8,333
                                                              --------   --------
Gross profit................................................    19,800      7,780
Operating expenses
  Selling and marketing.....................................    24,357     12,035
  Technology and development................................     5,207      2,929
  General and administrative................................     5,400      2,601
  Expenses related to integration of Preview Travel.........     1,599         --
  Stock compensation........................................     2,375        451
  Amortization of intangible assets and Goodwill............    22,134     22,134
                                                              --------   --------
      Total operating expenses..............................    61,072     40,150
                                                              --------   --------
Operating loss..............................................   (41,272)   (32,370)
Interest income.............................................       544        708
Provision for income taxes..................................       (17)       (32)
                                                              --------   --------
      Loss before Sabre's interest in Partnership...........   (40,745)   (31,694)
Sabre's interest in partnership.............................   (25,262)   (19,650)
                                                              --------   --------
Net loss attributable to common shareholders................  $(15,483)  $(12,044)
                                                              ========   ========
Basic and diluted loss per share............................  $  (1.06)  $  (0.88)
                                                              ========   ========
Weighted average shares outstanding.........................    14,658     13,743
                                                              ========   ========

GROSS MARGINS

    Pro forma gross margins for the three months ended March 31, 2000 and 1999 were 55.5% and 48.3%, respectively. Our future gross margins may differ from pro forma gross margins due to a higher mix of advertising revenue, which has a higher gross margin, resulting from the AOL Agreement. As revenues under the AOL Agreement are dependent upon performance, the timing of the revenues from the agreement are uncertain and may be sporadic, resulting in a fluctuating gross margin.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO PRO FORMA THREE MONTHS
  ENDED MARCH 31, 1999

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $12.8 million to $29.8 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $17.0 million, 132.7%. This increase was primarily attributable to increased sales through our Web site and our co-branded Web sites. Gross bookings increased from $205 million for the three months ended March 31, 1999 to $504 million for the three months ended March 31, 2000. Transaction revenues are expected to be impacted by factors such as transaction growth and variability in commission rates.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $3.2 million (net of fees paid to DoubleClick of $367,000) to $5.2 million (net of fees of $691,000) for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of $2.0 million, 61.2%. This increase was primarily due to an increase in net revenue from DoubleClick of $0.8 million for advertisements placed on our site, increasing advertising impressions and an increase in direct selling of advertising by us of $1.1 million.

    Advertising revenue for the Company is expected to be higher than the combined advertising revenue of Preview Travel and the Travelocity Division, because our new advertising revenue sharing agreement with AOL will give us a significantly larger share of the advertising revenue AOL receives on its Travel Channel than Preview Travel historically received.

    OTHER REVENUES. Other revenues increased from $77,000 to $696,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of $619,000, 803.9% due to new licensing and maintenance agreements primarily with US Airways Inc.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $8.3 million to $15.9 million for the three months ended March 31, 1999 compared to the three months ended
March 31, 2000, an increase of approximately $7.6 million, 90.7%. This increase is due to increases in data processing charges, costs associated with the customer service center and salaries and employee related costs primarily due to the increase in transactions on our Web site. Additionally, Preview Travel opened a second call center in August 1999 which further increased costs for 2000.

    Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on the site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $12.0 million to $24.4 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $12.4 million, 102.4%. This increase was due to additional advertising spending of $8.3 million by us to gain market share, and increased costs of $2.4 million relating to the amortization of payments made to strategic distribution partners. The remaining increase of $1.6 million is primarily due to an increase in salaries and other employee related costs to support the additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger. Selling and marketing expenses in the future will be higher than pro forma results. We will be investing a significant amount in advertising programs to build our brand. Additionally, guaranteed payments under the new AOL Agreement will result in significantly higher distribution costs for the Company than reported in the pro forma statement of operations data. We expect a significant portion of these increased costs will be offset by increased revenue under our new advertising revenue share agreement with AOL.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $2.9 million to $5.2 million for the three months ended
March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $2.3 million, 77.8%. This increase was primarily due to costs to enhance and maintain our combined transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $2.6 million to $5.4 million for the three months ended
March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately $2.8 million, 107.6%. This increase was primarily due to an increase in salaries and employee related costs and in the management fee to Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs are duplicative due to the integration of the administrative services of Preview Travel with the Company that is currently in process. We expect cost savings from the combined operations to lower general and administrative costs as a percentage of revenue.

    INTEGRATION RELATED EXPENSES. Pro forma integration related expenses include costs specifically associated with the integration of the Company and Preview Travel and Merger related expenses for Preview Travel, and were $1.6 million for the three months ended March 31, 2000. No amounts were recorded for the three months ended March 31, 1999.

    STOCK COMPENSATION. Pro forma stock compensation expense increased from $0.5 million to $2.4 million for the three months ended March 31, 1999 compared to the three months ended March 31, 2000, an increase of approximately
$1.9 million, 426.6%. This increase was due to stock compensation expense associated with the acceleration of vesting on stock options held by certain former Preview Travel key employees over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre and converted to the Company's options on the date of the Merger and expense for options granted to Preview Travel non-employee directors and consultants. Stock compensation expense may be higher than the pro forma expense due to additional compensation expense associated with the acceleration of vesting on stock options held by certain employees over the twelve month period following the close of the Merger.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Pro forma amortization of intangible assets and goodwill remained unchanged from the three months ended March 31, 1999 compared to the three months ended March 31, 2000.

ANTICIPATED LOSSES

    The Travelocity Division incurred significant operating losses since its inception. For the future, our success will depend to a large part on our ability to greatly increase sales volume to realize economies of scale and increased revenue from advertising and non-air packages. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future. Our operating losses may be significantly different than the pro forma losses presented due to the uncertain impact of the new AOL Agreement, the integration of the two businesses (including cost synergies and recognition of non-recurring items), and the cost and uncertain success of branding initiatives.

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

    Other factors that may adversely affect our quarterly operating results include:

    - our ability to retain existing customers, attract new customers and encourage repeat purchases;

    - our ability to adequately maintain and upgrade our Web sites and technical infrastructure;

    - our ability to obtain travel inventory from travel suppliers on satisfactory terms;

    - fluctuating gross margins due to a changing mix of revenues;

    - the amount and timing of operating costs related to expanding our operations;

    - general economic conditions or economic conditions specific to the Internet, online commerce and the travel industry;

    - the seasonal nature of the travel industry, Internet and commercial online service usage and advertising expenditures;

    - our ability to attract and retain advertisers on our sites; and

    - advertising revenues from our agreement with AOL may fluctuate due to the effects of seasonality.

    Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operating activities for the three months ended
March 31, 2000 were $38.6 million which was primarily attributed to the payment to AOL of $40.0 million and an increase in accounts receivable, partially offset by an increase in accounts payable. Cash flows used for operating activities for the three months ended March 31, 1999 were $1.1 million which was primarily attributed to the net loss before non-cash charges offset by increases in accounts payable, accrued expenses, and other liabilities.

    Investing activities for the three months ended March 31, 2000 and 1999 were $67.2 million and $142,000, respectively. For the three months ended March 31, 2000, investing activities include the purchase of short-term investments and marketable securities with funds received from Sabre in the

Merger, the purchase of shares in Hotel Reservations Network for approximately $2.2 million, and capital expenditures for furniture and fixtures and computer equipment to support our growth during the year. For the three months ended March 31, 1999, investing activities include capital expenditures for furniture and fixtures and computer equipment.

    Effective with the Merger, we began maintaining our own cash balances. Prior to the Merger with Preview Travel, we did not maintain cash or cash equivalents, but depended upon Sabre for the funding of our cash requirements. Sabre maintained all cash balances, charging or crediting us through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and purchase of goods and services. We incurred losses since inception, which were funded by Sabre, as we were an operating unit of Sabre. Cash advances for the three months ended March 31, 2000 and 1999 were $13.5 million and $1.2 million, respectively. All cash advances from Sabre were contributed to paid-in-capital effective with the Merger and are no longer due to Sabre.

    Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional
$50.0 million in the Company in exchange for approximately 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements.

    As a result of our separation from Sabre, the Partnership will directly incur capital expenditures that Sabre previously incurred and charged to us. We expect this change to increase capital expenditures in 2000 by $10.0 to $12.0 million.

    We anticipate that Sabre's $52.7 million contribution and the additional $50.0 million invested immediately prior to the Merger, together with our existing funds, will be sufficient to meet anticipated cash requirements for at least the next 24 months. Thereafter, we anticipate cash requirements will be funded by cash flows from operating activities. However, we cannot assure you that cash flows from operations of the Partnership will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL, or to make capital expenditures necessary to support the anticipated growth of the business. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

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

CAUTIONARY STATEMENT

    Statements in this report which are not purely historical facts, including statements regarding The Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements.

    Risks associated with the Company's forward looking statements both in this report and in any and all written and oral statements include, but are not limited to: risks related to the relationships of the Company with Sabre and its affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology; risks associated with online commerce and doing business through an Internet web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the travel industry; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the data center facilities and enterprise information systems upon which the Company relies; risks of interruption or deterioration of third party services on which the Company relies to provide its services; risks of deterioration or obsolescence of the Company's current systems and infrastructures; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; the risk that we may not be able to successfully integrate the business of the Travelocity Division and Preview Travel; risks associated with the growth strategy of the Company, including investments in emerging markets and the ability to successfully conclude alliances; the risk that evaluation of the business and properties of the Company is difficult because Preview Travel and the Travelocity Division have short operating histories; the risks associated with our expectation of continued net losses for the foreseeable future, and our inability to predict when we will operate profitably; risks that a decline in commission rates or the elimination of commissions by travel suppliers would reduce our revenues; the risk that our revenues derived from our relationships with Yahoo!, AOL and Excite may not be sufficient to offset our significant financial commitments to them; the risk that our financial performance could deteriorate if we lose market share to our competitors; the risk that if we fail to increase our brand recognition among consumers, we may not be able to expand our online traffic; the risk that rapid technological changes may render our technology obsolete or decrease the attractiveness of our services to consumers; the risk that security breaches in our systems could damage our reputation and cause us to lose customers; the risk that our computer systems may suffer system failures, capacity constraints and business interruptions which could increase our operating costs and cause us to lose customers; the risk that our inability to increase our revenues depends on the continued use and growth of the Internet and electronic commerce since that is the commercial medium through which we provide our service; the risk that our stock price could fluctuate significantly; the risk that evolving government regulation could impose taxes or other burdens on our business which could increase our costs or decrease demand for our products; the risk that the loss of our Chief Executive Officer could harm our business, and that if we do not continue to attract and retain qualified personnel, we will not be able to expand our operations; the risk that if financing is not available to us when we need it on favorable terms, we may not be able to compete and expand; the risk that conflicts of interest between Sabre and the Company and the Partnership could impede our business strategy and hurt our business; and the risk that our ability to promote our services in Southeast Asia, Australia, New Zealand, Japan, India and other regions is restricted by an existing agreement between Sabre and another operator of a global distribution system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999, the Company did not have any cash balances or investments. The Company depended upon Sabre for the funding of cash requirements until the Merger occurred on March 7, 2000.

    Effective with the Merger, the Company began maintaining its own cash balances. The exposure to market risk for changes in interest rates will relate primarily to the Company's investment portfolio. The Company will maintain an investment policy which is intended to ensure the safety and preservation of all invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently plan to use derivative financial instruments to manage or reduce market risk. The Company will mitigate default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio will include only marketable securities with active secondary or resale markets to ensure portfolio liquidity and will maintain a prudent amount of diversification.

    The Company does not currently transact any significant portion of its business in functional currencies other than the United States dollar. To the extent that the Company continues to transact business using the United States dollar as the functional currency, the Company does not believe that fluctuations in foreign currency exchange rates will have a material adverse effect on results of operations.

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        10.22           Information Technology Services Agreement, dated as of March
                        7, 2000, by and between Travelocity.com LP and Sabre Inc.+

        10.23           Intellectual Property Agreement, dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. +

        10.24           Administrative Services Agreement, dated as of March 7,
                        2000, by and between Travelocity.com LP and Sabre Inc. +

        10.25 Lease Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. +

        10.26           Noncompetition Agreement, dated as of March 7, 2000, by and between Travelocity.com Inc., Travelocity.com LP, Sabre Inc.
                        and Sabre Holdings Corporation +

        10.27 Sabre Access Agreement, dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. +

        27.1            Financial Data Schedule as of March 31, 2000.

------------------------

+ Portions of this exhibit have been redacted and are subject to a request for confidential treatment that has been filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    On March 7, 2000, the Company filed Form 8-K announcing on March 7, 2000, the transactions contemplated by the Agreement and Plan of Merger, dated as of October 3, 1999 and amended as of January 24, 2000, between the Company,
Sabre Inc., Travelocity Holdings, Inc., a wholly-owned subsidiary of
Sabre Inc., and Preview Travel Inc., were consummated. A full description of the transactions are contained in the Company's proxy statement/prospectus dated February 4, 2000. Also stated was, Pursuant to Rule 12g-3(a), the Travelocity.com Common Stock was registered under Section 12(g) of the Exchange Act of 1934, as amended, upon consummation of the merger.

    On March 13, 2000 the Company filed Form 8-K/A amending Form 8-K filed on March 7, 2000. The Form 8-K/A listed the filing of Exhibit 2.1, Agreement and Plan of Merger, dated as of October 3, 1999 and amended as of January 24, 2000, by and among Sabre Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc. Filed as an Exhibit to the Registration Statement on
Form S-4, as amended (File No. 333-95757). Also listed was Exhibit 99.1 a Press Release, dated March 8, 2000, that was issued by Travelocity.com Inc. and Preview Travel, Inc. announcing the close of a merger combining the two companies and that the completion of the merger followed the March 7, 2000 approval of Preview Travel stockholders.

    On March 31, 2000 the Company filed Form 8-K/A amending Form 8-K filed on March 7, 2000. The following exhibits were filed: Exhibit 99.1, Consolidated Financial Statements of Preview Travel, Inc. as of the year ended December 31, 1999 with Report of Independent Auditors and Exhibit 99.2, the Unaudited Pro Forma Combined Condensed Balance Sheet of Travelocity.com Inc. and Preview Travel, Inc. as of December 31, 1999; and Unaudited Pro Forma Combined Condensed Statements of Operations of Travelocity.com Inc. and Preview Travel, Inc. for the year ended December 31, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRAVELOCITY.COM INC.

Date: May 15, 2000                                     BY:             /s/ TERRELL B. JONES
                                                            -----------------------------------------
                                                                         Terrell B. Jones
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                                      /s/ RAMESH K. PUNWANI
                                                            -----------------------------------------
                                                                        Ramesh K. Punwani
                                                                     CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)