Form 10-Q
period 2000-06-30
TRAVELOCITY COM INC
filed 2000-08-14
CIK 1104172

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-30634

                            ------------------------

                              TRAVELOCITY.COM INC

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2855109
     (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

        4200 BUCKINGHAM MD 1400                               76155
           FORT WORTH, TEXAS                                (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (817) 963-2923

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.001 par value--16,346,377 as of August 9, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                              TRAVELOCITY.COM INC.

PART I:  FINANCIAL INFORMATION

Item 1.                 Financial Statements (unaudited)............................

                        Consolidated Balance Sheets--June 30, 2000 and December 31,
                        1999........................................................

                        Consolidated Statements of Operations--Three and six months ended June 30, 2000 and 1999................................

                        Consolidated Statement of Stockholders' Equity--Six months ended June 30, 2000.........................................

                        Consolidated Statements of Cash Flows--Six months ended
                        June 30, 2000 and 1999......................................

                        Notes to Consolidated Financial Statements..................

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................

PART II: OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K............................

SIGNATURE...........................................................................

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TRAVELOCITY.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED) (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
ASSETS
CURRENT ASSETS
  Cash......................................................  $    403     $     --
  Marketable securities.....................................    26,756           --
  Accounts receivable, net of allowance for doubtful
    accounts of $319 at June 30, 2000.......................    17,121        3,259
  Receivable from affiliates, net...........................     4,028           --
  Prepaid expenses and other current assets.................    34,509          195
                                                              --------     --------
    Total current assets....................................    82,817        3,454
PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................     1,909          726
  Furniture, fixtures and equipment.........................     2,111          995
  Computer equipment........................................    19,975        1,342
                                                              --------     --------
                                                                23,995        3,063
  Less accumulated depreciation and amortization............    (8,070)      (1,118)
                                                              --------     --------
    Total property and equipment............................    15,925        1,945
Intangible assets, net of accumulated amortization of
  $33,354 and $4,810 at June 30, 2000 and December 31, 1999
  respectively..............................................   240,533        4,190
Marketable securities.......................................    41,983           --
Other assets................................................     5,492           50
                                                              --------     --------
  TOTAL ASSETS..............................................  $386,750     $  9,639
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 10,789     $  7,114
  Accrued compensation and related benefits.................     3,270          676
  Other accrued liabilities.................................     8,718          983
                                                              --------     --------
    Total current liabilities...............................    22,777        8,773
Payable to affiliates.......................................        --       68,884
Other liabilities...........................................     2,010          544
Sabre's interest in partnership.............................    33,078           --
Stockholders' equity (deficit)
  Series A Preferred Stock, $.001 par value; 40,000 shares
    authorized; 33,000 shares issued and outstanding at
    June 30, 2000...........................................        33           --
  Class A Common Stock, $.001 par value; 3,000 shares
    authorized, issued and outstanding at December 31,
    1999....................................................        --            3
  Common Stock, $.001 par value; 135,000 shares authorized;
    16,146 shares issued and outstanding at June 30, 2000...        16           --
  Class B Common Stock, $.001 par value; 75,000 and 1,500
    shares authorized at June 30, 2000 and December 31,
    1999, respectively; no shares issued....................        --           --
  Contributions from affiliates.............................        --        7,841
  Stock subscription receivable from affiliate..............        --           (3)
  Additional paid-in capital................................   424,087           --
  Equity options outstanding................................     2,433           --
  Unrealized gains on investments...........................     1,298           --
  Accumulated deficit.......................................   (98,982)     (76,403)
                                                              --------     --------
    Total stockholders' equity (deficit)....................   328,885      (68,562)
                                                              --------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $386,750     $  9,639
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                       ----------------------   ----------------------
                                                         2000          1999       2000          1999
                                                       --------      --------   --------      --------
REVENUES
  Transaction........................................  $ 34,587      $11,025    $ 57,511      $ 20,206
  Advertising........................................    11,587        1,871      14,990         3,341
  Other..............................................       624          207       1,320           284
                                                       --------      -------    --------      --------
    Total revenues...................................    46,798       13,103      73,821        23,831
  Cost of revenues...................................    19,108        9,500      31,252        17,865
                                                       --------      -------    --------      --------
  Gross profit.......................................    27,690        3,603      42,569         5,966

OPERATING EXPENSES
  Selling and marketing..............................    30,343        5,894      47,017        11,052
  Technology and development.........................     5,186        2,328       9,174         4,613
  General and administrative.........................     4,497        1,011       7,991         2,051
  Expenses related to integration of Preview
    Travel...........................................     1,011           --       1,537            --
  Stock compensation.................................       689           --       2,235            --
  Amortization of intangible assets and goodwill from
    the Merger.......................................    22,140           --      27,854            --
                                                       --------      -------    --------      --------
    Total operating expenses.........................    63,866        9,233      95,808        17,716
                                                       --------      -------    --------      --------
OPERATING LOSS.......................................   (36,176)      (5,630)    (53,239)      (11,750)

OTHER INCOME (EXPENSE)
  Interest income, net...............................     1,083           --       1,417            --
  Other income and expense...........................       375           --         369            --
                                                       --------      -------    --------      --------
  Loss before Sabre's interest in partnership........   (34,718)      (5,630)    (51,453)      (11,750)
Sabre's interest in partnership......................    21,210           --      28,874            --
                                                       --------      -------    --------      --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.........  $(13,508)     $(5,630)   $(22,579)     $(11,750)
                                                       ========      =======    ========      ========
Loss per common share, basic and diluted.............  $   (.84)                $  (1.02)
                                                       ========                 ========
Weighted average common shares used in loss per
  common share computation:
  Basic..............................................    16,008                   22,230
                                                       ========                 ========
  Diluted............................................    16,008                   22,230
                                                       ========                 ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                           (UNAUDITED) (IN THOUSANDS)

                                        SERIES A    CLASS A               CLASS B    CONTRIBUTIONS      STOCK       ADDITIONAL
                                        PREFERRED    COMMON     COMMON     COMMON        FROM        SUBSCRIPTION    PAID-IN
                                          STOCK      STOCK      STOCK      STOCK      AFFILIATES      RECEIVABLE     CAPITAL
                                        ---------   --------   --------   --------   -------------   ------------   ----------
Balance at December 31, 1999..........    $ --        $  3       $ --       $--         $ 7,841          $ (3)       $     --
Net loss..............................      --          --         --        --              --            --              --
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre...................      --          --         --        --          (7,841)            3          80,721
Conversion by Sabre of 3,000 Class A
  common shares to 33,000 Series A
  preferred shares....................      33          (3)        --        --              --            --           8,619
Issuance of 14,378 common shares in
  connection with the Merger with
  Preview Travel......................      --          --         14        --              --            --         276,749
Issuance of 1,350 common shares for
  cash................................      --          --          1        --              --            --          53,999
Issuance of 417 common shares pursuant
  to stock option, restricted stock
  incentive and stock purchase
  plans...............................      --          --          1        --              --            --           3,812
Options issued to consultants by
  Preview Travel and assumed in the
  Merger..............................      --          --         --        --              --            --             187
Unrealized gains on investments.......      --          --         --        --              --            --              --
                                          ----        ----       ----       ---         -------          ----        --------
Balance at June 30, 2000..............    $ 33        $ --       $ 16       $--         $    --          $ --        $424,087
                                          ====        ====       ====       ===         =======          ====        ========

                                          EQUITY      UNREALIZED
                                          OPTIONS       GAIN ON     ACCUMULATED
                                        OUTSTANDING   INVESTMENTS     DEFICIT      TOTAL
                                        -----------   -----------   -----------   --------
Balance at December 31, 1999..........    $   --        $   --       $(76,403)    $(68,562)
Net loss..............................        --            --        (22,579)     (22,579)
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre...................        --            --             --       72,883
Conversion by Sabre of 3,000 Class A
  common shares to 33,000 Series A
  preferred shares....................        --            --             --        8,649
Issuance of 14,378 common shares in
  connection with the Merger with
  Preview Travel......................        --            --             --      276,763
Issuance of 1,350 common shares for
  cash................................        --            --             --       54,000
Issuance of 417 common shares pursuant
  to stock option, restricted stock
  incentive and stock purchase
  plans...............................        --            --             --        3,813
Options issued to consultants by
  Preview Travel and assumed in the
  Merger..............................     2,433            --             --        2,620
Unrealized gains on investments.......        --         1,298             --        1,298
                                          ------        ------       --------     --------
Balance at June 30, 2000..............    $2,433        $1,298       $(98,982)    $328,885
                                          ======        ======       ========     ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(22,579)  $(11,750)
Adjustments to reconcile net loss to cash used for operating activities
  Depreciation and amortization.............................    39,622      1,397
  Stock compensation........................................     2,334         --
  Sabre's interest in Partnership...........................   (28,874)        --
  Gain on sale of investments...............................      (369)        --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (8,036)    (1,349)
    Accounts payable, accrued and other liabilities.........     1,306      6,226
    Prepayment to strategic distribution partner............   (40,000)        --
    Receivable from affiliates..............................    (4,028)    (1,408)
                                                              --------   --------
  Cash used for operating activities........................   (60,624)    (6,884)

INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition
  costs.....................................................       866         --
Additions to property and equipment.........................    (5,584)      (252)
Net increase in marketable securities.......................   (48,700)        --
Other investing activities, net.............................    (1,648)        --
                                                              --------   --------
  Cash used for investing activities........................   (55,066)      (252)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................     6,818      7,136
Contribution of cash by Sabre in connection with the
  Merger....................................................    52,680         --
Proceeds from issuance of common stock......................    54,000         --
Proceeds from exercise of stock options.....................     2,863         --
Other.......................................................      (268)        --
                                                              --------   --------
  Cash provided by financing activities.....................   116,093      7,136
                                                              --------   --------

Increase in cash and cash equivalents.......................       403         --
Cash at beginning of the period.............................        --         --
                                                              --------   --------

Cash at end of the period...................................  $    403   $     --
                                                              ========   ========

Supplemental cash flow information:
  Cash payments for interest................................  $     35   $     --
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  GENERAL INFORMATION

    Travelocity.com(SM) Inc. ("Travelocity.com" or the "Company"), is a leading provider of online leisure and business travel services. Incorporated on September 30, 1999 as a wholly-owned subsidiary of Sabre-Registered Trademark-, Holdings Corporation ("Sabre"), the Company is a holding company whose sole assets are units of Travelocity.com LP (the "Partnership"), a limited partnership, formed on September 30, 1999. Effective upon the consummation of a merger (the "Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity-Registered Trademark-, business unit of Sabre (the "Travelocity Division") and Preview Travel.

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

    The Company and Sabre, directly and indirectly through wholly-owned subsidiaries, are the partners in the Partnership. The Company currently holds an approximate 39% equity interest in the Partnership, with the remaining 61% equity interest held by Sabre. Sabre, through ownership of shares of the Company's Common Stock and Series A Preferred Stock, also holds an approximate 22% equity interest in the Company. Sabre currently beneficially holds an approximate 70% economic interest in the Partnership--that is:

    - a 61% equity interest held directly, plus

    - a 9% equity interest held through the Company--that is, 22% (Sabre's equity interest in the Company) of 39% (the Company's equity interest in the Partnership).

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

    The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's approximate 61% interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The Company's consolidated results of operations and financial position consist of the total of approximately 39% of the Partnership's results and 100% of the Company's results.

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

    RECENT ACCOUNTING PRONOUNCEMENTS--The Financial Accounting Standards Board
(FASB) has recently issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). FIN 44 will result in significant changes to current practice regarding the accounting for stock compensation arrangements. It will not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it will narrow its application.

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

    For periods beginning after July 1, 2000, FIN 44 will require that the Company recognize expense at fair value for grants of equity awards made subsequent to December 15, 1998 to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. As a result, stock compensation expense will be recorded for certain grants of options.

3.  MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS

    On March 7, 2000 the Company merged with Preview Travel. The cost of the acquisition of Preview Travel was approximately $286.9 million, measured as the fair market value of Preview Travel's outstanding common stock on October 1, 1999, the last trading day before the Merger agreement was announced, plus the value of the vested options of Preview Travel assumed by the Company in the Merger, and other costs directly related to the Merger as follows (in thousands):

Fair market value of Preview Travel's common stock..........  $253,395
Fair market value of vested Preview Travel stock options....    23,655
Investment advisor, legal, accounting and other professional
  fees and expenses.........................................     9,342
Other costs directly related to the Merger..................       493
                                                              --------
Total.......................................................  $286,885
                                                              ========

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

3.  MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED)
    The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

Working capital.............................................  $  4,212
Property and equipment......................................     5,148
Marketable securities-long term.............................    12,262
Noncurrent liabilities......................................      (624)
Intangible assets and goodwill..............................   265,887
                                                              --------
Total.......................................................  $286,885
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

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Total revenues...............................  $ 46,798   $ 19,200   $ 82,493   $ 35,313
Net loss before Sabre's interest.............   (34,718)   (33,644)   (75,463)   (65,338)
Sabre's interest in partnership..............    21,210     20,859     46,472     40,510
                                               --------   --------   --------   --------
Loss attributable to common Shareholders.....  $(13,508)  $(12,785)  $(28,991)  $(24,828)
                                               ========   ========   ========   ========
Basic and diluted loss per share.............  $   (.84)  $   (.93)  $  (1.90)  $  (1.80)
                                               ========   ========   ========   ========
Weighted average shares outstanding..........    16,008     13,818     15,295     13,780
                                               ========   ========   ========   ========

4.  COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six months ended June 30, 2000, the only component of comprehensive loss other than the net loss was the unrealized gains on marketable securities of approximately $1,064,000 and $1,298,000, respectively.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

5.  EARNINGS PER SHARE

    Net loss per common share is accounted for in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which requires companies to present basic earnings per share which is calculated based on the weighted average number of common shares outstanding during the period, and if applicable, diluted earnings per share which is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding. During the second quarter of 2000, employee stock options to purchase approximately 4.2 million shares of the Company's common stock and the effect of conversion of the 33.0 million Series A preferred shares held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

    The weighted average shares used in the calculation of basic earnings per share for the six months ended June 30, 2000 have been calculated as if the 33.0 million shares of preferred stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, these shares are excluded from the weighted average shares calculation. The common shares issued to former stockholders of Preview Travel in connection with the Merger are included in the weighted average share calculation from the date of issuance through June 30, 2000.

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

7.  STOCK OPTIONS AND AWARDS

    Sabre employees who became employees of the Partnership or Travelocity Holdings upon closing of the Merger were given the option to convert unvested Sabre options to options to acquire shares of the Company's common stock. The conversion of the Sabre options to options to acquire the Company's stock resulted in a new measurement date for the options, requiring the recognition of stock compensation expense.

    Approximately 1.7 million vested and 1.1 million unvested options to purchase shares of Preview Travel common stock held by Preview Travel employees, directors or consultants were converted into options to acquire the Company's common stock in connection with the Merger. Because the share exchange ratio in the Merger was one to one, the number of options and the exercise prices per share remained unchanged. All unvested options held by directors and 50% of all unvested options held by officers and employees of Preview Travel vested as a result of the Merger. The 809,000 unvested options held by former officers of Preview Travel vest one-twelfth during each successive month during the year following the Merger, subject to specified exceptions. The remaining unvested options held by each non-officer employee vest according to the terms of the initial grant of the options.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

7.  STOCK OPTIONS AND AWARDS (CONTINUED)
    Upon completion of the Merger, employees of Travelocity Holdings and the Partnership were granted additional options to acquire shares of the Company's common stock. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary of the grant. The options are not exercisable more than ten years after the date of grant.

    Effective July 1, 2000, FIN 44 will require that the Company recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. At June 30, 2000 the fair value of unvested options held by employees of Travelocity Holdings totaled approximately $12.0 million, which will be amortized to expense over the vesting period of the options. The options will be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch-up adjustment recognized for any changes in fair value.

    Additionally, stock compensation will be recognized by the Company, based on the intrinsic value of the awards, for options held by employees of the Partnership relating to options which were converted at the date of the Merger from existing unvested Sabre options to options to purchase shares of the Company's common stock, and for options held by former officers of Preview Travel which vest over the year following the Merger. The amount of unrecognized stock compensation expense related to these options is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management Discussion and Analysis includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 through June 30, 2000 and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the six months ended
June 30, 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results prior to the Merger do not include financial impacts of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the three and six months ended June 30, 2000 and 1999 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

    We receive transaction revenue including, for 2000, access fees under the new access agreement with Sabre and, for 1999, booking fees collected by Sabre and transferred to us. For both 2000 and 1999, transaction revenue also includes commissions from travel suppliers for online purchases of their products and services by customers. Our online travel services have experienced substantial growth since the launch of our Web site in March 1996.

    Gross bookings of travel services online increased from approximately $173.0 million in the second quarter of 1999 to $610.2 million in the second quarter of 2000, which resulted in an increase in transaction revenues from $11.0 million to $34.6 million for the corresponding periods. For the six months ended
June 30, 1999 and 2000, gross bookings increased from approximately $301.6 million to $1.0 billion, which resulted in an increase in transaction revenues from $20.2 million to $57.5 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with generally accepted accounting principals (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

    Prior to the Merger, advertising revenue was generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising on our Web site and through the direct selling of advertisements on the site. Under the agreement, DoubleClick obtained advertisers for our site, collected the revenue paid by the advertisers, and paid us an amount that was net of fees due to DoubleClick for its service. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements are delivered. Effective with the Merger, the majority of our advertising revenue is generated through sales by our direct sales force and our revenue sharing agreement with America Online, Inc. ("AOL"). Advertising revenue in the second quarter and beyond will include our share of travel related advertising revenue on the AOL sites.

    Costs of revenues includes costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure.

GROSS MARGINS

    Our gross margins for the three months ended June 30, 2000 and 1999 were 59.2% and 27.5%, respectively. This increase was due primarily to the mix of transaction revenues versus online advertising revenues, the mix of travel services sold, the level of commissions on travel products, and more favorable terms under the access agreement with Sabre. We expect higher gross margins on advertising revenues than transaction revenues, higher commission rates on vacation packages than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $11.0 million to $34.6 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $23.6 million, 214%. This increase was primarily attributable to an increase in gross bookings through our Web site and added sales resulting from the Merger. Gross bookings increased from $173.0 million for the three months ended June 30, 1999 to $610.2 million for the three months ended June 30, 2000.

    ADVERTISING REVENUES. Advertising revenues increased from $1.9 million (net of fees paid to DoubleClick of $517,000) to $11.6 million (net of fees of $193,000) for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of $9.7 million, 519%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Other revenues increased from $207,000 to $624,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of $417,000, 201%, due to new licensing agreements and the recognition of revenue related to certain warrants received from Hotel Reservations Network ("HRN") in the first quarter of 2000 in connection with an affiliation agreement.

COSTS OF REVENUES

    Costs of revenues increased from $9.5 million to $19.1 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $9.6 million, 101%. This increase was due to increases in data processing charges and costs associated with the customer service center including the addition of costs and headcount associated with two new customer service centers effective with the Merger. Costs of revenues declined as a percentage of total revenue from 72.5% for the three months ended June 30, 1999 to 40.8% for the three months ended June 30, 2000 primarily due to increased efficiencies in the customer service centers and to more favorable terms under the access agreement with Sabre.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, costs relating to strategic distribution partnerships with companies such as AOL, Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos"), and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $5.9 million to $30.3 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $24.4 million, 415%. This increase was due primarily to increased costs relating to the amortization of payments made to strategic distribution partners and new agreements with AOL, Excite and Lycos effective with the Merger and additional advertising spending by us to gain market share. Part of the increase was also due to an increase in salaries and other employee related costs to support the additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expense consists of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of the site. Technology and development expenses increased from $2.3 million to $5.2 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $2.9 million, 123%. This increase was primarily due to an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000, additional headcount from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web site. This increase is offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists of fees paid to Travelocity Holdings and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of our management and administrative costs of the Company. General and administrative expenses increased from $1.0 million to $4.5 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $3.5 million, 345%. This increase was primarily due to an increase in salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs were duplicative due to the integration of the administrative services of Preview Travel with the Company.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel and were $1.0 million for the three months ended June 30, 2000. No comparable amounts were recorded for the three months ended June 30, 1999.

    STOCK COMPENSATION. Stock compensation expense represents expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre which were converted to the Company's options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense for the three months ended June 30, 2000 was $689,000. No stock compensation was recorded for the three months ended June 30, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Goodwill and certain other intangible assets totaling approximately $265.9 million were recorded in connection with the Merger. Total amortization expense for the three months ended June 30, 2000 was $22.1 million. The goodwill is being amortized over a three year period.

    INTEREST INCOME, NET. Interest income represents interest income on marketable securities held by the Company. Interest income for the three months ended June 30, 2000, net of interest expense related to capital lease obligations acquired effective with the Merger, was $1.1 million. Prior to the Merger, the Company did not maintain cash balances or investments.

    OTHER INCOME. Other income represents gains and losses on the sale of Company investments and assets. A net gain in the amount of $369,000 was recorded for the three months ended June 30, 2000 for the sale of certain marketable securities.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in partnership represents Sabre's approximate 61% share of the Partnership's net loss.

    NET LOSS. Net loss increased $7.9 million, 140%, from $5.6 million to $13.5 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $20.2 million to $57.5 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $37.3 million, 185%. This increase was primarily attributable to an increase in gross bookings through our Web site and added sales resulting from the Merger. Gross bookings increased from $301.6 million for the six months ended June 30, 1999 to $1.0 billion for the six months ended June 30, 2000.

    ADVERTISING REVENUES. Advertising revenues increased from $3.3 million (net of fees paid to DoubleClick of $884,000) to $15.0 million (net of fees of $884,000) for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of $11.7 million, 349%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Other revenues increased from $284,000 to $1.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of $1.0 million, 365%, due to new licensing agreements and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Costs of revenues increased from $17.9 million to $31.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $13.4 million, 75%. This increase was due to increases in data processing charges and costs associated with the customer service center including the addition of costs and headcount associated with two new customer service centers effective with the Merger. Costs of revenues declined as a percentage of total revenue from 75.0% for the six months ended June 30, 1999 to 42.3% for the six months ended June 30, 2000 primarily due to increased efficiencies in the customer service centers and to more favorable terms under the access agreement with Sabre.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses increased from $11.0 million to $47.0 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately
$36.0 million, 325%. This increase was due primarily to increased costs relating to the amortization of payments made to strategic distribution partners and new agreements with AOL, Excite and Lycos effective with the Merger and additional advertising spending by us to gain market share. Part of the increase was also due to an increase in salaries and other employee related costs to support the additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $4.6 million to $9.2 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $4.6 million, 99%. This increase was primarily due to an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000, additional headcount from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web site. This increase is offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.1 million to $8.0 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $5.9 million, 290%. This increase was primarily due to an increase in salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs incurred during the six months ended June 30, 2000 were duplicative due to the integration of the administrative services of Preview Travel with the Company.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.5 million for the six months ended
June 30, 2000. No comparable amounts were recorded for the six months ended June 30, 1999.

    STOCK COMPENSATION. Stock compensation expense represents expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre which were converted to the Company's options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense for the six months ended June 30, 2000 was $2.2 million. No stock compensation was recorded for the six months ended
June 30, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Total amortization expense of intangible assets and goodwill, recorded in conjunction with the Merger for the six months ended June 30, 2000 was $27.9 million. The goodwill is being amortized over a three year period.

    INTEREST INCOME, NET. Interest income, net of interest expense related to capital lease obligations, for the six months ended June 30, 2000 was $1.4 million.

    OTHER INCOME. A net gain in the amount of $369,000 was recorded for the six months ended June 30, 2000 for the sale of certain marketable securities.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in partnership represents Sabre's approximate 61% share of the Partnership's net loss.

    NET LOSS. Net loss increased $10.8 million, 92% from $11.8 million to $22.6 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

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

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues
  Transaction........................................  $ 34,587   $ 14,714   $ 64,361   $ 27,509
  Advertising........................................    11,587      4,305     16,812      7,546
  Other..............................................       624        181      1,320        258
                                                       --------   --------   --------   --------
    Total revenues...................................    46,798     19,200     82,493     35,313
  Cost of revenues...................................    19,108      9,534     35,003     17,867
                                                       --------   --------   --------   --------
Gross profit.........................................    27,690      9,666     47,490     17,446
Operating expenses
  Selling and marketing..............................    30,343     15,125     54,700     27,160
  Technology and development.........................     5,186      2,934     10,393      5,863
  General and administrative.........................     4,497      2,972      9,897      5,573
  Expenses related to integration of Preview
    Travel...........................................     1,011         --      2,610         --
  Stock compensation.................................       689        762      3,064      1,213
  Amortization of intangible assets and Goodwill from
    the Merger.......................................    22,140     22,140     44,274     44,274
                                                       --------   --------   --------   --------
    Total operating expenses.........................    63,866     43,933    124,938     84,083
                                                       --------   --------   --------   --------
Operating loss.......................................   (36,176)   (34,267)   (77,448)   (66,637)
Interest income, net.................................     1,083        639      1,627      1,347
Other income.........................................       369         --        369         --
Benefit (provision) for income taxes.................         6        (16)       (11)       (48)
                                                       --------   --------   --------   --------
    Loss before Sabre's interest in Partnership......   (34,718)   (33,644)   (75,463)   (65,338)
Sabre's interest in partnership......................    21,210     20,859     46,472     40,510
Net loss attributable to common Shareholders.........  $(13,508)  $(12,785)  $(28,991)  $(24,828)
                                                       ========   ========   ========   ========
Basic and diluted loss per share.....................  $   (.84)  $   (.93)  $  (1.90)  $  (1.80)
                                                       ========   ========   ========   ========
Weighted average shares outstanding..................    16,008     13,818     15,295     13,780
                                                       ========   ========   ========   ========

GROSS MARGINS

    Pro forma gross margins for the three months ended June 30, 2000 and 1999 were 59.2% and 50.3%, respectively. Our future gross margins may differ from pro forma gross margins due to a higher mix of advertising revenue, which has a higher gross margin, resulting from the AOL Agreement. As revenues under the AOL Agreement are dependent upon performance, the timing of the revenues from the agreement are uncertain and may be sporadic, resulting in a fluctuating gross margin.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA THREE MONTHS
  ENDED JUNE 30, 1999

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $14.7 million to $34.6 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately
$19.9 million, 135%. This increase was primarily attributable to increased air and non-air revenues which increased 135% and 134%, respectively, compared to the same quarter last year. Gross bookings increased from $263.0 million for the three months ended June 30, 1999 to $610.2 million for the three months ended June 30, 2000.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $4.3 million (net of fees paid to DoubleClick of $517,000) to $11.6 million (net of fees of $193,000) for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of $7.3 million, 169%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Pro forma other revenues increased from $181,000 to $624,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of $443,000, 245%, due to new licensing agreements and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $9.5 million to $19.1 million for the three months ended June 30, 1999 compared to the three months ended
June 30, 2000, an increase of approximately $9.6 million, 100%. This increase was due to increases in data processing charges, costs associated with the customer service center and salaries and employee related costs primarily due to the increase in transactions on our Web site. Additionally, Preview Travel opened a second call center in August 1999 which further increased costs for 2000.

    Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on the site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $15.1 million to $30.3 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $15.2 million, 101%. This increase was due to additional advertising spending by us to gain market share, and increased costs relating to the amortization of payments made to strategic distribution partners. Part of the increase was also due to an increase in salaries and other employee related costs to support the additional direct selling efforts.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $2.9 million to $5.2 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $2.3 million, 77%. This increase was primarily due to costs to enhance and maintain our combined transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $3.0 million to $4.5 million for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, an increase of approximately $1.5 million, 51%. This increase was primarily due to an increase in salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs were duplicative due to the integration of the administrative services of Preview Travel with the Company.

    INTEGRATION RELATED EXPENSES. Pro forma integration related expenses include costs specifically associated with the integration of the Company and Preview Travel and Merger related expenses for Preview Travel, and were $1.0 million for the three months ended June 30, 2000. No amounts were recorded for the three months ended June 30, 1999.

    STOCK COMPENSATION. Pro forma stock compensation expense decreased from $762,000 to $689,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 2000, a decrease of approximately $73,000, 10%. This decrease was due to the timing of stock compensation expense associated with the acceleration of vesting on stock options held by certain former Preview Travel key employees over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre and converted to the Company's options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Pro forma amortization of intangible assets and goodwill remained unchanged from the three months ended June 30, 1999 compared to the three months ended June 30, 2000.

PRO FORMA SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA SIX MONTHS ENDED
  JUNE 30, 1999

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $27.5 million to $64.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately
$36.9 million, 134%. This increase was primarily attributable to increased sales through our Web site and our co-branded Web sites. Gross bookings increased from $468.3 million for the six months ended June 30, 1999 to $1.1 billion for the six months ended June 30, 2000. Transaction revenues are expected to continue to be impacted by factors such as transaction growth and variability in commission rates.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $7.5 million (net of fees paid to DoubleClick of $884,000) to $16.8 million (net of fees of $884,000) for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of $9.3 million, 123%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Pro forma other revenues increased from $258,000 to $1.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of $1.1 million, 412%, due to new licensing agreements and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $17.9 million to $35.0 million for the six months ended June 30, 1999 compared to the six months ended
June 30, 2000, an increase of approximately

$17.1 million, 96%. This increase was due to increases in data processing charges, costs associated with the customer service center and salaries and employee related costs primarily due to the increase in transactions on our Web site. Additionally, Preview Travel opened a second call center in August 1999 which further increased costs for 2000.

    Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on the site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $27.2 million to $54.7 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $27.5 million, 101%. This increase was due to additional advertising spending by us to gain market share, and increased costs relating to the amortization of payments made to strategic distribution partners. Part of the increase was also due to an increase in salaries and other employee related costs to support the additional direct selling efforts. Selling and marketing expenses in the future will be higher than pro forma results. We will be investing a significant amount in advertising programs to build our brand. Additionally, guaranteed payments under the new AOL Agreement will result in significantly higher distribution costs on a year-to-date basis for the Company than reported in the pro forma statement of operations data. We expect a significant portion of these increased costs will be offset by increased revenue under our new advertising revenue share agreement with AOL.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $5.9 million to $10.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $4.5 million, 77%. This increase was primarily due to costs to enhance and maintain our combined transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $5.6 million to $9.9 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $4.3 million, 78%. This increase was primarily due to an increase in salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of increased administrative requirements to support our growth and the Merger. Additionally, certain administrative costs were duplicative due to the integration of the administrative services of Preview Travel with the Company. We expect cost savings from the combined operations to lower general and administrative costs as a percentage of revenue.

    INTEGRATION RELATED EXPENSES. Pro forma integration related expenses include costs specifically associated with the integration of the Company and Preview Travel and Merger related expenses for Preview Travel, and were $2.6 million for the six months ended June 30, 2000. No amounts were recorded for the six months ended June 30, 1999.

    STOCK COMPENSATION. Pro forma stock compensation expense increased from $1.2 million to $3.1 million for the six months ended June 30, 1999 compared to the six months ended June 30, 2000, an increase of approximately $1.9 million, 153%. This increase was due to stock compensation expense associated with the acceleration of vesting on stock options held by certain former Preview Travel key employees over the shorter of the estimated remaining service period or the twelve month period following the close of the Merger, expense for unvested stock options held by former employees of Sabre and converted to the Company's options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Pro forma amortization of intangible assets and goodwill remained unchanged from the six months ended June 30, 1999 compared to the six months ended June 30, 2000.

ANTICIPATED LOSSES

    The Travelocity Division incurred significant operating losses since its inception. For the future, our success will depend to a large part on our ability to greatly increase sales volume to realize economies of scale and increased revenue from advertising and non-air products. As we increase spending for product development, advertising, customer service, facilities and international expansion, we expect to continue to incur significant, but declining, operating losses on a quarterly and annual basis for the future. Our operating losses may be significantly different than the pro forma losses presented due to the uncertain impact of the new AOL Agreement, the integration of the two businesses (including cost synergies and recognition of non-recurring items), and the cost and uncertain success of branding initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operating activities for the six months ended June 30, 2000 were $60.6 million which was primarily attributed to the payment to AOL of $40.0 million and the net loss before non-cash charges and Sabre's interest in Partnership. Also impacting cash used for operating activities was an increase in accounts receivable and other assets caused by amounts due from our advertising revenue sharing agreements and accrued investment income. Cash flows used for operating activities for the six months ended June 30, 1999 were $6.9 million which was primarily attributed to the net loss before non-cash charges offset by increases in accounts payable, accrued expenses, and other liabilities.

    Investing activities for the six months ended June 30, 2000 and 1999 were $55.1 million and $252,000, respectively. For the six months ended June 30, 2000, investing activities include the purchase of marketable securities with funds received from Sabre in the Merger and capital expenditures for furniture and fixtures and computer equipment to support our growth during the year. For the six months ended June 30, 1999, investing activities include capital expenditures for furniture and fixtures and computer equipment.

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

    We anticipate that Sabre's $52.7 million contribution and the additional $50.0 million invested immediately prior to the Merger, together with our existing funds, will be sufficient to meet anticipated cash requirements through the end of year 2001. Thereafter, we anticipate cash requirements will be funded by cash flows from operating activities. However, we cannot assure you that cash flows from operations of the Partnership will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL, or to make capital expenditures necessary to support the anticipated growth of the business. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

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

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        10.28           Amended and Restated Information Technology Services
                        Agreement dated as of March 7, 2000, by and between
                        Travelocity.com LP and Sabre Inc. +

        10.29 Amended and Restated Intellectual Property Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. +

        10.30           Amended and Restated Administrative Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and
                        Sabre Inc. +

        10.31           Amended and Restated Sabre Access Agreement dated as of
                        March 7, 2000, by and between Travelocity.com LP and Sabre
                        Inc. +

        27.1            Financial Data Schedule as of June 30, 2000.

------------------------

+ Portions of this exhibit have been redacted and are subject to a request for confidential treatment that has been filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRAVELOCITY.COM INC.

DATE: AUGUST 14, 2000                                  By:             /s/ TERRELL B. JONES
                                                            -----------------------------------------
                                                                         Terrell B. Jones
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                                           AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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