Form 10-Q
period 2000-09-30
TRAVELOCITY COM INC
filed 2000-11-14
CIK 1104172

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER 000-30634.

                            ------------------------

                              TRAVELOCITY.COM INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                         75-2855109
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
        incorporation or organization)

            15100 TRINITY BOULEVARD                                   76155
               FORT WORTH, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

                                 (817) 785-8000
               Registrant's telephone number, including area code

                4200 BUCKINGHAM MD 1400 FORT WORTH, TEXAS 76155
   (Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock, $.001 par value -- 16,349,377 as of November 8, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                              TRAVELOCITY.COM INC.

                                                                PAGE
                                                              --------
PART I:    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Consolidated Balance Sheets--September 30, 2000 and
     December 31, 1999......................................      3

    Consolidated Statements of Operations--Three and nine
     months ended September 30, 2000 and 1999...............      4

    Consolidated Statement of Stockholders' Equity--Nine
     months ended September 30, 2000........................      5

    Consolidated Statements of Cash Flows--Nine months ended
     September 30, 2000 and 1999............................      6

    Notes to Consolidated Financial Statements..............      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     14

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................     26

PART II:    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................     27

SIGNATURE...................................................     28

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRAVELOCITY.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED) (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

CURRENT ASSETS
  Cash......................................................    $     402       $     --
  Marketable securities.....................................       26,559             --
  Accounts receivable, net of allowance for doubtful
    accounts of $458 at September 30, 2000..................       18,310          3,259
  Receivable from affiliates, net...........................          369             --
  Prepaid expenses and other current assets.................       27,210            195
                                                                ---------       --------
    Total current assets....................................       72,850          3,454

PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................        2,545            726
  Furniture, fixtures and equipment.........................        2,678            995
  Computer equipment........................................       22,281          1,342
                                                                ---------       --------
                                                                   27,504          3,063
  Less accumulated depreciation and amortization............      (10,011)        (1,118)
                                                                ---------       --------
    Total property and equipment............................       17,493          1,945
Intangible assets, net of accumulated amortization of
  $52,956 and $4,810 at September 30, 2000 and December 31,
  1999 respectively.........................................      219,244          4,190
Marketable securities.......................................       43,944             --
Other assets................................................        3,335             50
                                                                ---------       --------
    TOTAL ASSETS............................................    $ 356,866       $  9,639
                                                                =========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................    $  12,309       $  7,114
  Accrued compensation and related benefits.................        2,673            676
  Other accrued liabilities.................................        5,991            983
                                                                ---------       --------
    Total current liabilities...............................       20,973          8,773
Payable to affiliates.......................................           --         68,884
Other liabilities...........................................        4,594            544
Sabre's interest in partnership.............................       14,117             --

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock, $.001 par value; 7,000 shares
    authorized at September 30, 2000; no shares issued......           --             --
  Class A Common Stock, $.001 par value; 33,000 and
    3,000 shares authorized, issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively............................................           33              3
  Common Stock, $.001 par value; 135,000 shares authorized;
    16,180 shares issued and outstanding at September 30,
    2000....................................................           16             --
  Class B Common Stock, $.001 par value; 75,000 and
    1,500 shares authorized at September 30, 2000 and
    December 31, 1999, respectively; no shares issued.......           --             --
  Contributions from affiliates.............................           --          7,841
  Stock subscription receivable from affiliate..............           --             (3)
  Additional paid-in capital................................      424,376             --
  Equity options outstanding................................        3,593             --
  Unrealized gains on investments...........................          337             --
  Accumulated deficit.......................................     (111,173)       (76,403)
                                                                ---------       --------
    Total stockholders' equity (deficit)....................      317,182        (68,562)
                                                                ---------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $ 356,866       $  9,639
                                                                =========       ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
REVENUES
  Transaction.........................................  $ 38,294   $15,155    $ 95,805   $ 35,361
  Advertising.........................................    13,795     2,444      28,785      5,785
  Other...............................................     1,272       (26)      2,592        258
                                                        --------   -------    --------   --------
    Total revenues....................................    53,361    17,573     127,182     41,404
  Cost of revenues....................................    20,200     9,370      51,452     27,235
                                                        --------   -------    --------   --------
  Gross profit........................................    33,161     8,203      75,730     14,169

OPERATING EXPENSES
  Selling and marketing...............................    33,741     7,522      80,758     18,574
  Technology and development..........................     4,596     2,724      13,770      7,337
  General and administrative..........................     4,395     1,264      12,386      3,315
  Expenses related to integration of Preview Travel...        --        --       1,537         --
  Stock compensation..................................     1,096        --       3,331         --
  Amortization of intangible assets and goodwill from
    the Merger........................................    22,424        --      50,278         --
                                                        --------   -------    --------   --------
    Total operating expenses..........................    66,252    11,510     162,060     29,226
                                                        --------   -------    --------   --------
OPERATING LOSS........................................   (33,091)   (3,307)    (86,330)   (15,057)

OTHER INCOME (EXPENSE)
  Interest income, net................................     1,047        --       2,464         --
  Other income and expense............................       758        --       1,127         --
                                                        --------   -------    --------   --------
  Loss before Sabre's interest in partnership.........   (31,286)   (3,307)    (82,739)   (15,057)
Sabre's interest in partnership.......................    19,095        --      47,969         --
                                                        --------   -------    --------   --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS..........  $(12,191)  $(3,307)   $(34,770)  $(15,057)
                                                        ========   =======    ========   ========

Loss per common share, basic and diluted..............  $   (.64)             $  (1.55)
                                                        ========              ========
Weighted average common shares used in loss per common
  share computation:
      Basic and diluted...............................    19,173                22,463
                                                        ========              ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED) (IN THOUSANDS)

                                     SERIES A    CLASS A                CLASS B    CONTRIBUTIONS      STOCK       ADDITIONAL
                                     PREFERRED    COMMON     COMMON     COMMON         FROM        SUBSCRIPTION    PAID-IN
                                       STOCK      STOCK      STOCK       STOCK      AFFILIATES      RECEIVABLE     CAPITAL
                                     ---------   --------   --------   ---------   -------------   ------------   ----------
Balance at December 31, 1999.......    $ --        $  3       $--      $    --        $ 7,841       $       (3)    $     --
Net loss...........................      --          --        --           --             --               --           --
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................      --          --        --           --         (7,841)               3       80,721
Conversion by Sabre of 3,000 Class
  A common shares to 33,000 Series
  A preferred shares...............      33          (3)       --           --             --               --        8,619
Conversion of 33,000 Series A
  preferred shares to 33,000 Class
  A common shares..................     (33)         33        --           --             --               --           --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................      --          --        14           --             --               --      276,749
Issuance of 1,350 common shares for
  cash.............................      --          --         1           --             --               --       53,999
Issuance of 452 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............      --          --         1           --             --               --        4,168
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................      --          --        --           --             --               --          120
Unrealized gains on investments....      --          --        --           --             --               --           --
                                       ----        ----       ---      ---------      -------       ----------     --------
Balance at September 30, 2000......    $ --        $ 33       $16      $    --        $    --       $       --     $424,376
                                       ====        ====       ===      =========      =======       ==========     ========

                                       EQUITY      UNREALIZED
                                       OPTIONS       GAIN ON     ACCUMULATED
                                     OUTSTANDING   INVESTMENTS     DEFICIT      TOTAL
                                     -----------   -----------   -----------   --------
Balance at December 31, 1999.......    $   --         $ --        $ (76,403)   $(68,562)
Net loss...........................        --           --          (34,770)    (34,770)
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................        --           --               --      72,883
Conversion by Sabre of 3,000 Class
  A common shares to 33,000 Series
  A preferred shares...............        --           --               --       8,649
Conversion of 33,000 Series A
  preferred shares to 33,000 Class
  A common shares..................        --           --               --          --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................        --           --               --     276,763
Issuance of 1,350 common shares for
  cash.............................        --           --               --      54,000
Issuance of 452 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............        --           --               --       4,169
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................     3,593           --               --       3,713
Unrealized gains on investments....        --          337               --         337
                                       ------         ----        ---------    --------
Balance at September 30, 2000......    $3,593         $337        $(111,173)   $317,182
                                       ======         ====        =========    ========

     The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED) (IN THOUSANDS)

                                     SERIES A    CLASS A                CLASS B    CONTRIBUTIONS      STOCK       ADDITIONAL
                                     PREFERRED    COMMON     COMMON     COMMON         FROM        SUBSCRIPTION    PAID-IN
                                       STOCK      STOCK      STOCK       STOCK      AFFILIATES      RECEIVABLE     CAPITAL
                                     ---------   --------   --------   ---------   -------------   ------------   ----------
Balance at December 31, 1999.......    $ --        $  3       $--      $    --        $ 7,841       $       (3)    $     --
Net loss...........................      --          --        --           --             --               --           --
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................      --          --        --           --         (7,841)               3       80,721
Conversion by Sabre of 3,000 Class
  A common shares to 33,000 Series
  A preferred shares...............      33          (3)       --           --             --               --        8,619
Conversion of 33,000 Series A
  preferred shares to 33,000 Class
  A common shares..................     (33)         33        --           --             --               --           --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................      --          --        14           --             --               --      276,749
Issuance of 1,350 common shares for
  cash.............................      --          --         1           --             --               --       53,999
Issuance of 452 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............      --          --         1           --             --               --        4,168
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................      --          --        --           --             --               --          120
Unrealized gains on investments....      --          --        --           --             --               --           --
                                       ----        ----       ---      ---------      -------       ----------     --------
Balance at September 30, 2000......    $ --        $ 33       $16      $    --        $    --       $       --     $424,376
                                       ====        ====       ===      =========      =======       ==========     ========

                                       EQUITY      UNREALIZED
                                       OPTIONS       GAIN ON     ACCUMULATED
                                     OUTSTANDING   INVESTMENTS     DEFICIT      TOTAL
                                     -----------   -----------   -----------   --------
Balance at December 31, 1999.......    $   --         $ --        $ (76,403)   $(68,562)
Net loss...........................        --           --          (34,770)    (34,770)
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................        --           --               --      72,883
Conversion by Sabre of 3,000 Class
  A common shares to 33,000 Series
  A preferred shares...............        --           --               --       8,649
Conversion of 33,000 Series A
  preferred shares to 33,000 Class
  A common shares..................        --           --               --          --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................        --           --               --     276,763
Issuance of 1,350 common shares for
  cash.............................        --           --               --      54,000
Issuance of 452 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............        --           --               --       4,169
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................     3,593           --               --       3,713
Unrealized gains on investments....        --          337               --         337
                                       ------         ----        ---------    --------
Balance at September 30, 2000......    $3,593         $337        $(111,173)   $317,182
                                       ======         ====        =========    ========

     The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(34,770)  $(15,057)
Adjustments to reconcile net loss to cash used for operating activities
  Depreciation and amortization.............................    71,953      2,119
  Stock compensation........................................     3,428         --
  Sabre's interest in partnership...........................   (47,969)        --
  Gain on sale of investments...............................    (1,127)        --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (9,873)    (2,387)
    Accounts payable, accrued and other liabilities.........     2,542      4,154
    Prepayment to strategic distribution partner............   (40,000)        --
    Receivable from affiliates..............................      (467)    (1,403)
                                                              --------   --------
  Cash used for operating activities........................   (56,283)   (12,574)

INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition
  costs.....................................................       743         --
Additions to property and equipment.........................    (8,959)      (385)
Net increase in marketable securities.......................   (50,490)        --
Other investing activities, net.............................      (909)        --
                                                              --------   --------
  Cash used for investing activities........................   (59,615)      (385)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................     6,818     12,959
Contribution of cash by Sabre in connection with the
  Merger....................................................    52,680         --
Proceeds from issuance of common stock......................    54,000         --
Proceeds from exercise of stock options.....................     3,313         --
Other.......................................................      (511)        --
                                                              --------   --------
  Cash provided by financing activities.....................   116,300     12,959
                                                              --------   --------
Increase in cash and cash equivalents.......................       402         --
Cash at beginning of the period.............................        --         --
                                                              --------   --------
Cash at end of the period...................................  $    402   $     --
                                                              ========   ========
Supplemental cash flow information:
  Cash payments for interest................................  $     64   $     --
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  GENERAL INFORMATION

    Travelocity.com(SM) Inc. ("Travelocity.com" or the "Company"), is a leading provider of online leisure and business travel services. Incorporated in Delaware on September 30, 1999 as a wholly-owned subsidiary of Sabre-Registered Trademark- Holdings Corporation ("Sabre"), the Company is a holding company whose sole assets are units of Travelocity.com LP (the "Partnership"), a limited partnership, formed on September 30, 1999. Effective upon the consummation of a merger (the "Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity-Registered Trademark- business unit of Sabre (the "Travelocity Division") and Preview Travel.

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

    The Company and Sabre, directly and indirectly through wholly-owned subsidiaries, are the partners in the Partnership. The Company currently holds an approximate 39% equity interest in the Partnership, with the remaining approximate 61% equity interest held by Sabre. Sabre, through ownership of shares of the Company's Common Stock and Class A Common Stock, also holds an approximate 22% equity interest in the Company. Sabre currently beneficially holds an approximate 70% economic interest in the Partnership--that is:

    - an approximate 61% equity interest held directly, plus

    - an approximate 9% equity interest held through the Company--that is, 22% (Sabre's equity interest in the Company) of 39% (the Company's equity interest in the Partnership).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. The financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a component of Sabre for periods prior to the Merger.

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

    INVESTMENTS--Effective with the Merger, the Company began to administer its own investment portfolio. The Company maintains an investment policy intended to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use derivative financial instruments to manage or reduce market risk. The Company's investment policy is to invest in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Investments include only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All investments with current maturities less than twelve months from the balance sheet date are classified as current assets. Investments with maturities of twelve months or more from the balance sheet date are classified as marketable securities--long term.

    RECENT ACCOUNTING PRONOUNCEMENTS--In July, 1999 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB NO. 133, which defers for one year the effective date of FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). FAS 133 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 would apply to warrants received from Hotel Reservations Network, Inc. in connection with an affiliation agreement. At September 30, 2000 the Company currently estimates that upon adoption it will report a gain of approximately $11.0 to $12.0 million from these warrants. The estimated gain is based on the Black-Scholes value of the warrants at September 30, 2000 and any actual gains or losses realized by the Company will be dependent upon the stock price at the time the warrants are either exercised or upon final disposal of the stock.

3.  MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS

    On March 7, 2000 the Company merged with Preview Travel. The cost of the acquisition of Preview Travel was approximately $287.1 million, measured as the fair market value of Preview Travel's outstanding common stock on October 1, 1999, the last trading day before the Merger agreement was announced, plus the value of the vested options of Preview Travel assumed by the Company in the Merger, and other costs directly related to the Merger as follows (in thousands):

Fair market value of Preview Travel's common stock..........  $253,395
Fair market value of vested Preview Travel stock options....    23,655
Investment advisor, legal, accounting and other professional
  fees and expenses.........................................     9,562
Other costs directly related to the Merger..................       493
                                                              --------
Total.......................................................  $287,105
                                                              ========

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

3.  MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED)
    The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):

Working capital.............................................  $  4,212
Property and equipment......................................     4,055
Marketable securities--long term............................    12,262
Noncurrent liabilities......................................      (624)
Intangible assets and goodwill..............................   267,200
                                                              --------
Total.......................................................  $287,105
                                                              ========

    The estimates of fair value were determined by the Company's management based on information furnished by management of Preview Travel and preliminary independent valuations of the net assets acquired, including intangible assets.

    The goodwill recorded in the Merger is being amortized over a three-year period.

    PRO FORMA STATEMENT OF OPERATIONS DATA--The unaudited pro forma statement of operations data in the table below presents the effects of the Merger, the contribution agreements and certain other agreements entered into at the effective time of the Merger by the Partnership and Sabre on the operations of the Company as if these transactions occurred on January 1, 1999. These agreements are an access agreement, a technology services agreement, an intellectual property agreement, a facilities agreement and an administrative services agreement. Amounts shown below are in thousands, except per share amounts.

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           -------------------   -------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
Total revenues...........................  $ 53,361   $ 25,410   $135,854   $ 60,723
Net loss before Sabre's interest.........   (31,286)   (34,354)  (106,750)   (99,692)
Sabre's interest in partnership..........    19,095     21,299     65,567     61,809
                                           --------   --------   --------   --------
Loss attributable to common
  shareholders...........................  $(12,191)  $(13,055)  $(41,183)  $(37,883)
                                           ========   ========   ========   ========
Basic and diluted loss per share.........  $   (.64)  $   (.77)  $  (2.22)  $  (2.25)
                                           ========   ========   ========   ========
Weighted average shares outstanding......    19,173     16,857     18,590     16,806
                                           ========   ========   ========   ========

4.  CAPITAL STRUCTURE

    On August 28, 2000, the Company amended and restated its certificate of incorporation to redesignate its Series A Preferred Stock, par value $0.001 per share, as Class A Common Stock, par value $0.001 per share. No other changes to the terms of the Series A Preferred Stock were made. The Class A Common Stock has powers, preferences, rights, qualifications, limitations and restrictions identical to the Series A Preferred Stock, and participates in dividends and any liquidation as if it has been converted into 3.0 million shares of the Company's Common Stock. Sabre and its affiliates hold 33.0 million shares of the Company's Class A Common Stock, which together with 30.0 million units of

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

4.  CAPITAL STRUCTURE (CONTINUED)
the Partnership, held directly by Sabre and its affiliates, are convertible into
33.0 million shares of the Company's Common Stock. The redesignation of these shares has been afforded retroactive treatment in the Company's earnings per share calculation as if all outstanding shares of Class A Common Stock had been converted into 3.0 million shares of the Company's Common Stock.

5.  COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three and nine months ended September 30, 2000 are as follows:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                ------------------   ------------------
Net loss......................................       $(12,191)             $(34,770)

Other comprehensive income (loss):
  Unrealized gains (loss) on marketable
    securities................................           (206)                1,494
  Less reclassification adjustment for gains
    included in net loss......................           (755)               (1,157)
                                                     --------              --------
Comprehensive loss............................       $(13,152)             $(34,433)
                                                     ========              ========

6.  LOSS PER COMMON SHARE

    Net loss per common share is accounted for in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("FAS 128"). FAS 128 requires companies to present basic earnings per share which is calculated based on the weighted average number of common shares outstanding during the period, and if applicable, diluted earnings per share which is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding.

    The weighted average shares used in the calculation of basic earnings per share for the nine months ended September 30, 2000 have been calculated as if the 33.0 million shares of preferred shares held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, basic earnings per share has been computed as if Sabre's 33.0 million shares of Class A Common Stock, formerly held as Series A Preferred Stock, had been converted into 3.0 million shares of Common Stock. The common shares issued to stockholders in connection with the Merger are also included in the weighted average share calculation from the date of issuance through September 30, 2000.

    During the third quarter of 2000, employee stock options to purchase approximately 4.8 million shares of the Company's Common Stock were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

7.  SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

    AMERICA ONLINE--On October 2, 1999, Travelocity Holdings entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), which agreement became effective upon consummation of the Merger with Preview Travel and was assigned to the Partnership. The AOL Agreement provides, among other things, that the Travelocity.com site will be the exclusive reservations engine for AOL's Internet properties and that payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five-year term of the agreement.

8.  STOCK OPTIONS AND AWARDS

    Sabre employees who became employees of the Partnership or Travelocity Holdings upon closing of the Merger were given the option to convert unvested Sabre options into options to acquire shares of the Company's Common Stock. The conversion of the Sabre options into options to acquire the Company's Common Stock resulted in a new measurement date for the options, requiring the recognition of stock compensation expense.

    Approximately 1.7 million vested and 1.1 million unvested options to purchase shares of Preview Travel common stock held by Preview Travel employees, directors or consultants were converted into options to acquire the Company's Common Stock in connection with the Merger. Because the share exchange ratio in the Merger was one to one, the number of options and the exercise prices per share remained unchanged. All unvested options held by directors and 50% of all unvested options held by officers and employees of Preview Travel vested as a result of the Merger. On March 7, 2000, approximately 809,000 unvested options held by former officers of Preview Travel were scheduled to vest one-twelfth during each successive month during the twelve month period following the Merger, subject to specified exceptions. After taking into consideration vesting and cancellations, approximately 123,000 of these stock options were unvested at September 30, 2000. The remaining unvested options held by each non-officer employee vest according to the terms of the initial grant of the options.

    During the nine month period ended September 30, 2000, employees of Travelocity Holdings and the Partnership were granted additional options to acquire shares of the Company's Common Stock. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary of the grant. The options expire ten years after the date of grant.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). FIN 44, which has been adopted prospectively by the Company as of July 1, 2000, requires significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

    FIN 44 contains provisions whereby employees are defined as they are under common law for purposes of applying APB 25. As a result, APB 25 does not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees are not considered to be employees of the grantor. Grants of equity awards made to such

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

8.  STOCK OPTIONS AND AWARDS (CONTINUED)
employees are required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants are required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

    The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards made subsequent to December 15, 1998 to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. The options are recorded at fair value at each periodic reporting date until vesting is complete, with a cumulative catch-up adjustment recognized for any changes in fair value. At September 30, 2000, unrecognized stock compensation expense relating to these options totaled approximately $9.5 million.

    Additionally, certain stock compensation is recognized by the Company, based on the intrinsic value of the awards, for options held by employees of the Partnership relating to options which were converted at the date of the Merger from existing unvested Sabre options into options to purchase shares of the Company's Common Stock, and for options held by former officers of Preview Travel which vest over the twelve month period following the Merger. The amount of unrecognized stock compensation expense related to these options is not material.

    Total stock compensation expense, including the effect of adopting FIN 44, for the quarter ended September 30, 2000 was approximately $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 through September 30, 2000 and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the nine months ended September 30, 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results prior to the Merger do not include financial effects of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the three and nine months ended September 30, 2000 and 1999 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

    We receive transaction revenue including, for 2000, access fees under our access agreement with Sabre and, for 1999, booking fees collected by Sabre and transferred to us. For both 2000 and 1999, transaction revenue also includes commissions from travel suppliers for online purchases of their products and services by customers. Our online travel services have grown substantially since the launch of our Web site in March 1996.

    Gross bookings of travel services online increased from $226.1 million in the third quarter of 1999 to $649.5 million in the third quarter of 2000, which resulted in an increase in transaction revenues from $15.2 million to $38.3 million for the corresponding periods. For the nine months ended
September 30, 1999 and 2000, gross bookings increased from $527.7 million to $1.7 billion, which resulted in an increase in transaction revenues from $35.4 million to $95.8 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

    Prior to the Merger, advertising revenue was generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising on our Web site and through the direct selling of advertisements on our site. Under the agreement, DoubleClick obtained advertisers for our site, collected the revenue paid by the advertisers, and paid us an amount that was net of fees due to DoubleClick for its service. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements were delivered. Effective with the Merger, the majority of our advertising revenue is generated through sales by our direct sales force. Beginning in the second quarter of 2000, advertising revenue includes our share of travel related advertising revenue on the AOL sites under the terms of our revenue sharing agreement with AOL.

    Costs of revenues include costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure.

GROSS MARGINS

    Our gross margins for the three months ended September 30, 2000 and 1999 were 62.1% and 46.7%, respectively. This increase was due primarily to the mix of transaction revenues and advertising revenues, the mix of travel services sold, the level of commissions on travel products, and more favorable terms under our access agreement with Sabre. We expect higher gross margins on advertising revenues than transaction revenues, higher commission rates on vacation packages than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1999

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $15.2 million to $38.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $23.1 million, 153%. This increase was primarily attributable to an increase in gross bookings through our Web site and added sales resulting from the Merger. Gross bookings increased from $226.1 million for the three months ended September 30, 1999 to $649.5 million for the three months ended September 30, 2000.

    ADVERTISING REVENUES. Advertising revenues increased from $2.4 million (net of fees paid to DoubleClick of $565,000) to $13.8 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $11.4 million, 464%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Other revenues increased from ($26,000) to $1.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $1.3 million, due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and the recognition of revenue related to certain warrants received from Hotel Reservations Network, Inc. ("HRN") in the first quarter of 2000 in connection with an affiliation agreement.

COSTS OF REVENUES

    Costs of revenues increased from $9.4 million to $20.2 million for the three months ended September 30, 1999 compared to the three months ended
September 30, 2000, an increase of $10.8 million, 116%. This increase was due to increases in costs associated with the customer service center including the addition of personnel and other costs associated with a new customer service center effective with the Merger. Costs of revenues declined as a percentage of total revenue from 53.3% for the three months ended September 30, 1999 to 37.9% for the three months ended September 30, 2000, primarily due to increased efficiencies in the customer service centers and to more favorable terms under the access agreement with Sabre.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, the amortization of payments made to strategic distribution partnerships with companies such as AOL, Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos"), and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $7.5 million to $33.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $26.2 million, 349%. This increase was primarily due to increased costs relating to the amortization of payments made to strategic distribution partners and new agreements with AOL, Excite and Lycos effective with the Merger and an increase in advertising spending. The increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expense consists of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of our Web site. Technology and development expenses increased from $2.7 million to $4.6 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $1.9 million, 69%. This increase was primarily due to an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000, additional headcount from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web site. This increase was partially offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists of fees paid to Travelocity Holdings and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of management and administrative costs of the Company. General and administrative expenses increased from $1.3 million to $4.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $3.1 million, 248%. This increase was primarily due to salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of additional administrative requirements needed to support our growth and the Merger.

    STOCK COMPENSATION. Stock compensation represents the expense associated with the adoption of Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44") that was issued by the Financial Accounting Standards Board in March 2000. FIN 44 requires that the Company recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. In addition, stock compensation includes expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel; this expense is being recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation also includes expense for unvested stock options held by former employees of Sabre which were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense for the three months ended September 30, 2000 was $1.1 million. No stock compensation was recorded for the three months ended September 30, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill totaling $267.2 million recorded in conjunction with the Merger. Total amortization expense for the three months ended September 30, 2000 was $22.4 million. The goodwill is being amortized over a three-year period.

    INTEREST INCOME, NET. Interest income represents interest income on marketable securities held by the Company. Interest income for the three months ended September 30, 2000, net of interest expense related to capital lease obligations acquired effective with the Merger, was $1.0 million. Prior to the Merger, the Company did not maintain cash balances or investments.

    OTHER INCOME. Other income represents gains and losses on the sale of Company investments and assets. A net gain in the amount of $758,000 was recorded for the three months ended September 30, 2000 for the sale of certain marketable securities.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents Sabre's approximate 61% share of the Partnership's net loss.

    NET LOSS. Net loss increased $8.9 million, 269%, from $3.3 million to $12.2 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $35.4 million to $95.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $60.4 million, 171%. This increase was primarily attributable to an increase in gross bookings through our Web site and added sales resulting from the Merger. Gross bookings increased from $527.7 million for the nine months ended September 30, 1999 to $1.7 billion for the nine months ended September 30, 2000.

    ADVERTISING REVENUES. Advertising revenues increased from $5.8 million (net of fees paid to DoubleClick of $1.4 million) to $28.8 million (net of fees of $884,000) for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $23.0 million, 398%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Other revenues increased from $258,000 to $2.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $2.3 million, due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Costs of revenues increased from $27.2 million to $51.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $24.2 million, 89%. This increase was due to increases in costs associated with the customer service center including the addition of costs and headcount associated with a new customer service center effective with the Merger. Costs of revenues declined as a percentage of total revenue from 65.8% for the nine months ended September 30, 1999 to 40.5% for the nine months ended September 30, 2000 primarily due to increased efficiencies in the customer service centers and to more favorable terms under the access agreement with Sabre.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses increased from $18.6 million to $80.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $62.2 million, 335%. This increase was due primarily to increased costs relating to the amortization of payments made to strategic distribution partners and new agreements with AOL, Excite and Lycos effective with the Merger and an increase in advertising spending. Part of the increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $7.3 million to $13.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $6.5 million, 88%. This increase was primarily due to an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000, additional headcount from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web site. This increase was partially offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $3.3 million to $12.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $9.1 million, 274%. This increase was primarily due to an increase in salaries and employee related costs and fees paid to Travelocity Holdings and Sabre. These costs increased as a result of additional administrative requirements needed to support our growth and the Merger. Also, certain administrative costs incurred during the nine months ended September 30, 2000 were duplicative due to the integration of the administrative services of Preview Travel with the Company.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.5 million for the nine months ended September 30, 2000. No comparable amounts were recorded for the nine months ended September 30, 1999.

    STOCK COMPENSATION. Stock compensation expense for the nine months ended September 30, 2000 was $3.3 million. Stock compensation expense was primarily due to the Merger. This includes expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel, expense for unvested stock options held by former employees of Sabre which were converted into the Company's stock options and expense for options granted to a consultant by Preview Travel. Also affecting stock compensation expense was the Company's prospective adoption of FIN 44 on July 1, 2000, which required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. No stock compensation was recorded for the nine months ended September 30, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Total amortization expense of intangible assets and goodwill, recorded in conjunction with the Merger for the nine months ended September 30, 2000 was $50.3 million. The goodwill is being amortized over a three-year period.

    INTEREST INCOME, NET. Interest income, net of interest expense related to capital lease obligations, for the nine months ended September 30, 2000 was $2.5 million.

    OTHER INCOME. A net gain in the amount of $1.1 million was recorded for the nine months ended September 30, 2000 for the sale of certain marketable securities.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents Sabre's approximate 61% share of the Partnership's net loss.

    NET LOSS. Net loss increased $19.7 million, 131% from $15.1 million to $34.8 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

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

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   --------
Revenues
  Transaction.......................................  $ 38,294   $ 19,376   $ 102,655   $ 46,885
  Advertising.......................................    13,795      6,034      30,607     13,580
  Other.............................................     1,272         --       2,592        258
                                                      --------   --------   ---------   --------
      Total revenues................................    53,361     25,410     135,854     60,723
Cost of revenues....................................    20,200      9,228      55,203     27,095
                                                      --------   --------   ---------   --------
Gross profit........................................    33,161     16,182      80,651     33,628
Operating expenses
  Selling and marketing.............................    33,741     20,823      88,441     47,983
  Technology and development........................     4,596      3,042      14,989      8,905
  General and administrative........................     4,395      3,658      14,292      9,231
  Expenses related to integration of Preview
    Travel..........................................        --        476       2,610        476
  Stock compensation................................     1,096        640       4,160      1,853
  Amortization of intangible assets and goodwill
    from the Merger.................................    22,424     22,424      66,698     66,698
                                                      --------   --------   ---------   --------
      Total operating expenses......................    66,252     51,063     191,190    135,146
                                                      --------   --------   ---------   --------
Operating loss......................................   (33,091)   (34,881)   (110,539)  (101,518)
Interest income, net................................     1,047        550       2,673      1,897
Other income........................................       758         --       1,127         --
Provision for income taxes..........................        --        (23)        (11)       (71)
                                                      --------   --------   ---------   --------
      Loss before Sabre's interest in partnership...   (31,286)   (34,354)   (106,750)   (99,692)
Sabre's interest in partnership.....................    19,095     21,299      65,567     61,809
                                                      --------   --------   ---------   --------
Net loss attributable to common shareholders........  $(12,191)  $(13,055)  $ (41,183)  $(37,883)
                                                      ========   ========   =========   ========
Basic and diluted loss per share....................  $   (.64)  $   (.77)  $   (2.22)  $  (2.25)
                                                      ========   ========   =========   ========
Weighted average shares outstanding.................    19,173     16,857      18,590     16,806
                                                      ========   ========   =========   ========

GROSS MARGINS

    Pro forma gross margins for the three months ended September 30, 2000 and 1999 were 62.1% and 63.7%, respectively.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA THREE
  MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $19.4 million to $38.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $18.9 million, 98%. This increase was primarily attributable to increased air and non-air revenues which increased 92% and 120%, respectively, compared to the same quarter last year. Pro forma gross bookings increased from $332.7 million for the three months ended September 30, 1999 to $649.5 million for the three months ended September 30, 2000.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $6.0 million (net of fees paid to DoubleClick of $565,000) to $13.8 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $7.8 million, 129%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Pro forma other revenues were $1.3 million for the three months ended September 30, 2000. None were reported for the three months ended September 30, 1999. The increase was due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $9.2 million to $20.2 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $11.0 million, 119%. This increase was due to increases in costs associated with the customer service center and salaries and employee related costs primarily due to the increase in transactions on our Web site. Additionally, Preview Travel expanded its call center operations in August 1999 which further increased costs for 2000.

    Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on our Web site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $20.8 million to $33.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $12.9 million, 62%. This increase was due to increased costs relating to the amortization of payments made to strategic distribution partners and additional advertising spending. Part of the increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $3.0 million to $4.6 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $1.6 million, 51%. This increase was primarily due to costs to enhance and maintain our transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $3.7 million to $4.4 million for the three months ended
September 30, 1999 compared to the three months ended September 30, 2000, an increase of $737,000, 20%. This was primarily due to an increase in salaries and employee related costs that increased as a result of additional administrative requirements needed to support our growth and the Merger.

    INTEGRATION RELATED EXPENSES. Pro forma integration related expenses include costs specifically associated with the integration of the Company and Preview Travel and Merger related expenses for Preview Travel of $476,000 which was recorded for the three months ended September 30, 1999 and no amounts were recorded for the three months ended September 30, 2000.

    STOCK COMPENSATION. Pro forma stock compensation expense increased from $640,000 to $1.1 million for the three months ended September 30, 1999 compared to the three months ended September 30, 2000, an increase of $456,000, 71%. This increase was primarily due to the expense associated with the Company's adoption of FIN 44 on July 1, 2000 which required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. The increase was also due to the timing of stock compensation expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel, expense for unvested stock options held by former employees of Sabre which were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Pro forma amortization of intangible assets and goodwill remained unchanged from the three months ended September 30, 1999 compared to the three months ended September 30, 2000.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA NINE MONTHS
  ENDED SEPTEMBER 30, 1999

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $46.9 million to $102.7 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $55.8 million, 119%. This increase was primarily attributable to increased sales through our Web site and our co-branded Web sites. Pro forma gross bookings increased from $801.0 million for the nine months ended September 30, 1999 to $1.8 billion for the nine months ended September 30, 2000. Transaction revenues are expected to continue to be impacted by factors such as transaction growth and variability in commission rates.

    ADVERTISING REVENUES. Pro forma advertising revenue increased from $13.6 million (net of fees paid to DoubleClick of $1.4 million) to $30.6 million (net of fees of $884,000) for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $17.0 million, 125%. This increase was primarily due to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Pro forma other revenues increased from $258,000 to $2.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $2.3 million, due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $27.1 million to $55.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $28.1 million, 104%. This increase was due to increases in costs associated with the customer service center and salaries and employee related costs primarily due to the increase in transactions on our Web site. Additionally, Preview Travel expanded its call center operations in August 1999 which further increased costs for 2000.

    Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on the site increases. However, we anticipate that, in the long-term, costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $48.0 million to $88.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $40.4 million, 84%. This increase was due to increased costs relating to the amortization of payments made to strategic distribution partners and additional advertising spending. Part of the increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts. We will continue to invest a significant amount in advertising programs to build our brand. Additionally, guaranteed payments under the AOL Agreement will continue to result in significant distribution costs. We expect a significant portion of these costs will be offset by increased revenue under our advertising revenue sharing agreement with AOL.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $8.9 million to $15.0 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $6.1 million, 68%. This increase was primarily due to costs to enhance and maintain our transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $9.2 million to $14.3 million for the nine months ended
September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $5.1 million, 55%. This increase was primarily due to an increase in salaries and employee related costs that increased as a result of additional administrative requirements needed to support our growth and the Merger. Also, certain administrative costs were duplicative due to the integration of the administrative services of Preview Travel with the Company. We expect cost savings from the combined operations to lower general and administrative costs as a percentage of revenue.

    INTEGRATION RELATED EXPENSES. Pro forma integration related expenses include costs specifically associated with the integration of the Company and Preview Travel and Merger related expenses for Preview Travel. Pro forma integration expenses increased from $476,000 to $2.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $2.1 million, 448%.

    STOCK COMPENSATION. Pro forma stock compensation expense increased from $1.9 million to $4.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000, an increase of $2.3 million, 125%. The increase in stock compensation expense was primarily due to the Merger and the effect of FIN 44. This includes expense associated with the acceleration of vesting on stock options held by certain key former employees of Preview Travel, expense for unvested stock options held by former employees of Sabre which were converted into the Company's stock options and expense for options granted to a consultant by Preview Travel. The Company's prospective adoption of FIN 44 on July 1, 2000 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Pro forma amortization of intangible assets and goodwill remained unchanged from the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000.

ANTICIPATED LOSSES

    The Travelocity Division incurred significant operating losses since its inception. For the future, our success will depend to a large part on our ability to greatly increase sales volume to realize economies of scale, higher returns on sales and increased revenue from advertising and non-air products. As we increase spending for product development, advertising, customer service, facilities and international expansion, we expect to continue to incur significant, but declining, operating losses on a quarterly and annual basis for the future.

VARIABILITY OF RESULTS

    We expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. Travel bookings typically increase during the first and second quarter in anticipation of summer travel and typically slow in the third and fourth quarter. Due to the significant quarterly growth of the business, this effect has not been historically evident in our operations but may become so in the future. Internet and commercial online service usage and the rate of growth of such usage are expected to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operating activities for the nine months ended
September 30, 2000 were $56.3 million which was primarily attributed to the payment to AOL of $40.0 million and the net loss before non-cash charges and Sabre's interest in the Partnership. Also impacting cash used for operating activities was an increase in accounts receivable and other assets caused by amounts due from our advertising revenue sharing agreements. Cash flows used for operating activities for the nine months ended September 30, 1999 were $12.6 million which was primarily attributed to the net loss before non-cash charges offset by increases in accounts payable, accrued expenses, and other liabilities.

    Investing activities for the nine months ended September 30, 2000 and 1999 were $59.6 million and $385,000, respectively. For the nine months ended September 30, 2000, investing activities include the purchase of marketable securities with funds received from Sabre in the Merger and capital expenditures for furniture and fixtures, leasehold improvements and computer equipment to support our growth during the year. For the nine months ended September 30, 1999, investing activities include capital expenditures for furniture and fixtures and computer equipment.

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

    Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional
$50.0 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements.

    As a result of our separation from Sabre, the Partnership will directly incur capital expenditures that Sabre previously incurred and charged to us. We expect this change to increase capital expenditures in 2000 by approximately $15.0 to $18.0 million.

    We anticipate that our existing funds, which totaled approximately
$70.9 million at September 30, 2000, will be sufficient to meet anticipated cash requirements through the end of year 2001 at which time the Company expects to report positive cash earnings (before intangibles and stock compensation). Thereafter, we anticipate cash requirements will be funded by cash flows from operating activities. However, we cannot assure you that cash flows from operations of the Partnership will be sufficient to meet our cash requirements, including contractual commitments to our strategic distribution partners, including AOL, or to make capital expenditures necessary to support the anticipated growth of the business. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

    We will continue to use funds to enhance brand awareness and supplier relationships, perform product development and for working capital. Payments due under our agreements with strategic distribution partners could also impact liquidity. Revenues under the AOL Agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, agreements with Yahoo!, Excite, Lycos and other distribution partners include guaranteed payments.

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

    Risks associated with the Company's forward looking statements both in this report and in any and all written and oral statements include, but are not limited to: risks related to the relationships of the Company with Sabre and its affiliates, including risks that they may terminate any of the agreements with the Company, or fail or otherwise become unable to fulfill their principal obligations thereunder, or determine not to renew certain of the agreements; risks associated with competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks related to the Company's technology; risks associated with online commerce and doing business through an Internet web site, such as security issues, liability for site content, and uncertain protection of intellectual property; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products; risks associated with industry consolidation, including strategic alliances, in the travel industry; risks related to seasonality of the travel industry and booking revenues; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines, hotel operators and car rental companies, including the increased price of fuel; risks of a natural disaster, computer terrorism or other calamity that may cause significant damage to the data center facilities and enterprise information systems upon which the Company relies; risks of interruption or deterioration of third party services on which the Company relies to provide its services; risks of deterioration or obsolescence of the Company's current systems and infrastructures; risks associated with the Company's international operations, such as currency fluctuations, governmental approvals, tariffs and trade barriers, and political instability; risks of new or different legal and regulatory requirements; the risk that we may not be able to successfully complete the integration of the business of the Travelocity Division and Preview Travel; risks associated with the growth strategy of the Company, including investments in emerging markets and the ability to successfully conclude alliances; the risk that evaluation of the business and properties of the Company is difficult because the Company has a short operating history; the risks associated with our expectation of continued net losses for the foreseeable future, and our inability to predict when we will operate profitably; risks that a decline in commission rates or the elimination of commissions by travel suppliers would reduce our revenues; the risk that our revenues derived from our relationships with Yahoo!, AOL and Excite may not be sufficient to offset our significant financial commitments to them; the risk that our financial performance could deteriorate if we lose market share to our competitors; the risk that if we fail to increase our brand recognition among consumers, we may not be able to expand our online traffic; the risk that rapid technological changes may render our technology obsolete or decrease the attractiveness of our services to consumers; the risk that security breaches in our systems could damage our reputation and cause us to lose customers; the risk that our computer systems may suffer system failures, capacity constraints and business interruptions which could increase our operating costs and cause us to lose customers; the risk that our ability to increase our revenues depends on the continued use and growth of the Internet and electronic commerce since that is the commercial medium through which we provide our service; the risk that our stock price could fluctuate significantly; the risk that evolving government regulation could impose taxes or other burdens on our business which could increase our costs or decrease demand for our products; the risk that the loss of our Chief Executive Officer could harm our business, and that if we do not continue to attract and retain qualified personnel, we will not be able to expand our operations; the risk that if financing is not available to us when we need it on favorable terms, we may not be able to compete and expand; the risk that conflicts of interest between Sabre and the Company and the Partnership could impede our business strategy and hurt our business; and the risk that our ability to promote our services in Southeast Asia, Australia, New Zealand, Japan, India and other regions is restricted by an existing agreement between Sabre and another operator of a global distribution system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999, the Company did not have any cash balances or investments. The Company depended upon Sabre for the funding of cash requirements until the Merger occurred on March 7, 2000.

    Effective with the Merger, the Company began maintaining its own cash balances. The exposure to market risk for changes in interest rates will relate primarily to the Company's investment portfolio. The Company maintains an investment policy intended to ensure the safety and preservation of all invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently plan to use derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        27.1            Financial Data Schedule as of September 30, 2000.

(b) Reports on Form 8-K

    On August 31, 2000 the Company filed a current report on Form 8-K to report the filing of its amended and restated certificate of incorporation redesignating the Company's Series A Preferred Stock, par value $0.001 per share, as Class A Common Stock, par value $0.001 per share. No other changes to the terms of the Series A Preferred Stock were made.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRAVELOCITY.COM INC.

Date: November 14, 2000                                BY:             /s/ TERRELL B. JONES
                                                            -----------------------------------------
                                                                         Terrell B. Jones
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                                           AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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