Form 10-K
period 2000-12-31
TRAVELOCITY COM INC
filed 2001-04-02
CIK 1104172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the fiscal year ended December 31, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 000-30634

                              TRAVELOCITY.COM INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    75-2855109
- ----------------------------------------      ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       15100 Trinity Boulevard
          Fort Worth, Texas                                 76155
- ----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (817) 785-8000

Securities registered pursuant to Section 12(b) of the Act:

                                    None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates as of March 29, 2001 was approximately $209,902,892.92. As of March 29, 2001,
16,963,052 shares of the registrant's common stock and 33,000,000 shares of the registrant's Class A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 through 13 of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001.

================================================================================

                                     PART I
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

      Travelocity.com Inc. ("Travelocity" or the "Company" or "we") is, after giving effect for the merger with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 (the "Merger"), the largest online travel agency. Our combined Web sites had over 7.7 million unique visitors during the month of January 2001, based on data provided by Media Metrix. This made our Web sites the third most visited sites in the electronic commerce retail category, after eBay.com and Amazon.com. On a pro forma basis, visitors booked approximately $2.5 billion in travel services on our Web sites in 2000, making us one of the top ten travel agents in the United States in terms of travel services sold.

      Through the Travelocity(R)(1) online travel Web sites, which are accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. Our Web sites feature booking and purchase capability for airlines, car rental and hotel companies, cruise and vacation providers, and offer access to a database of information regarding specific destinations and other information of interest to travelers. Information contained on the Company's Web sites is not a part of this Annual Report on Form 10-K.

      In addition to Travelocity's main Web site (www.travelocity.com), we operate Web sites tailored to customers in the United Kingdom (www.travelocity.co.uk), Canada (www.travelocity.ca) and Germany (www.travelocity.de). Travelocity is the exclusive provider of travel booking services for various America Online, Inc. ("AOL") services, including AOL, AOL.com, Netscape, CompuServe and Digital City, in the United States and Canada. We are also an exclusive provider of certain travel booking services on Web sites operated by Yahoo!, Inc. ("Yahoo!") in the United States and Canada, Excite, Inc. ("Excite") and @Home Corporation ("@Home").

      Travelocity was incorporated on September 30, 1999 as a wholly-owned subsidiary of Sabre Holdings Corporation ("Sabre"), in order to combine the online travel business conducted by Sabre (through its existing Travelocity business unit, the "Travelocity Division") with the online travel business of Preview Travel. Sabre is the world leader in the marketing and distribution of travel through its Sabre(R)2 global distribution system ("the Sabre system"), and has been a leading provider of software solutions to the travel and transportation industries.

      On March 7, 2000 Sabre completed the closing of the Merger certain related transactions which combined Travelocity, the Travelocity Division and Preview Travel in a holding company/partnership structure. Travelocity is a holding company whose sole asset is partnership units of Travelocity.com LP (the "Partnership"). The Partnership owns all of the combined assets and has all the combined liabilities of the Travelocity Division and Preview Travel. Sabre owns a 70% equity interest in the Partnership, which is comprised of Sabre's approximately 61% direct equity interest in the Partnership and approximately
9% indirect equity interest in the Partnership, represented by Sabre's equity interest in the Company.

      The Company, through the Partnership, continues to operate the combined online travel business formerly conducted by the Travelocity Division and by Preview Travel. Although Travelocity does not have a majority equity interest in the Partnership, the Company controls the Partnership through its right to appoint a majority of the directors on the Partnership's board of directors. Accordingly, the Company consolidates the financial position and results of operations of the Partnership into the Company's financial statements.

      Our principal corporate offices are located at 15100 Trinity Boulevard, Fort Worth, Texas 76155. Our telephone number is (817) 785-8000.

Industry Background

Growth of the Internet and Online Commerce

      The Internet and commercial online services have emerged as significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and commercial online services usage, including:

- -------------------------
(1) Travelocity is a registered trademark of Travelocity.com LP. All other names are trade names, trademarks and/or service marks of their respective company.
(2) Sabre is a registered mark of an affiliate of Sabre. All other names are trade names, trademarks and/or service marks of their respective company.

      o the large and growing number of advanced personal computers in the home and workplace;

      o improvements in network infrastructure, making access to the Internet and commercial online services easier, faster and cheaper;

      o increased acceptance of the Internet and commercial online services by consumer and business users; and

      o consumers' growing confidence in both credit card transactions conducted online and the protection of their personal and confidential information.

      Jupiter Communications estimates that the number of persons in the United States who use the Internet or other online services will grow from approximately 122 million in 2000 to approximately 194 million in 2005.

      The functionality and accessibility of the Internet and commercial online services have made them increasingly attractive commercial media by providing features that have not been available through traditional channels. For example, the Internet and commercial online services provide users with convenient access to large volumes of real-time data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations. Online retailers also provide tailored services because they capture valuable data on customer tastes, preferences, shopping and buying patterns. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local facilities to provide their services on a global scale. Online retailers benefit from the economies of scale in reaching and electronically serving large numbers of customers worldwide from a central location. Because of these advantages, an increasingly broad base of products and services is being sold online, with travel services as the leading category. Forrester Research estimates that the total value of online retail purchases by U.S. consumers was approximately $45 billion in 2000 and will increase to approximately $269 billion by 2005.

      As the number of online content, commerce and service providers has expanded, strong brand recognition and strategic alliances have become critical to the success of such companies. Brand development is especially important for online retailers due to the need to establish trust and loyalty among consumers in the absence of face-to-face interaction. In addition, some online retailers have begun to establish long-term strategic partnerships and alliances with content, commerce and service providers to rapidly build brand recognition and trust, enhance their service offerings, stimulate traffic, build repeat business and take advantage of cross-marketing opportunities.

The Traditional Travel Industry

      The travel industry is one of the largest industries in the world. Travelers in the United States spent over $224 billion on travel in 2000 according to Goldman Sachs and Company Investment Research. Historically, airlines, hotels, rental car agencies, cruise lines and other travel suppliers have relied on internal sales departments and travel agencies as their primary distribution channels. Travel agencies typically book travel reservations through electronic global distribution systems such as the Sabre system and the Galileo system. Global distribution systems provide real-time access to voluminous data on fares, availability and other travel information.

      Customers traditionally have relied on travel agents to access and interpret the rapidly changing information on global distribution systems by using complex and proprietary interfaces. The global distribution systems store over 59 million published fares that are updated five times daily. As a result, the ability of customers to obtain the most favorable schedules and fares has been subject to the skill and experience of individual travel agents (and to the access those agents enjoy to the schedules and fares of travel providers), who may not be available when the customer needs them.

      Travel agencies are compensated primarily through commissions paid by travel suppliers, such as airlines, hotels and car rental companies, based upon services booked. Some travel agencies also charge service fees to their customers. In September 1997, in a move to lower distribution costs, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from approximately 10% to approximately 8% and imposed a cap of $50 on commissions for round-trip ticket sales. These reductions were followed by similar reductions made by other airlines. In the fourth quarter of 1999, several major airlines further reduced their commission rates paid to traditional travel agencies from 8% to 5%.

      Paralleling these trends, the major U.S. airlines reduced the commission rate payable to online travel agencies from approximately 8% to approximately 5% in late 1997 and early 1998. Since the first half of 1998, major airlines have capped their fixed rate commission for online round-trip ticket sales at $10. Effective March 1, 2001, Northwest Airlines, Inc.

("Northwest Airlines") and its alliance partner KLM Royal Dutch Airlines ("KLM") ceased paying commissions for tickets booked through the Internet. As a result, the Company instituted a $10 service fee for tickets booked on our Web sites for Northwest Airlines and KLM flights, thus passing on the Company's costs of providing services to Northwest and KLM to Travelocity customers.

      Currently, typical standard base commission rates paid by travel suppliers to traditional travel agents are approximately 5% for airline tickets (subject to a maximum of $25 and $50 for one-way and round-trip tickets, respectively), 10% for hotel reservations, 5% to 10% for car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn performance-based incentive compensation (known as override commissions) from travel suppliers, which can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers. Travel suppliers also pay booking fees to providers of global distribution systems to compensate them for their services. The global distribution systems may pay travel agents booking incentives based on negotiated terms.

      According to Travel Weekly, travel agency sales in the United States grew from $101 billion in 1995 to $143 billion in 1999, with more than half of those amounts spent on leisure travel. Although the commission reductions have resulted in some consolidation, the traditional travel agency distribution channel remains highly fragmented, with few nationally recognized brands. According to Travel Weekly's 1999 U.S. Travel Agency Survey published in August 2000, there are more than 32,000 travel agency locations in the United States, with the average travel agency location generating $4.4 million in annual gross bookings (i.e., the total purchase price of all travel services booked) per location.

The Online Travel Market

      The Internet is dramatically changing the way that consumers and businesses communicate, share information and buy and sell goods and services. The Internet reduces inefficiencies in markets characterized by the presence of large numbers of geographically dispersed buyers and sellers and in purchase decisions involving vast amounts of information from multiple sources. We believe that the worldwide travel industry, which exemplifies these characteristics, is especially well suited to benefit from increased Internet and electronic commerce adoption by consumers and businesses. As a result, leisure travel has already become the largest online retail category, with estimated online transactions projected to grow to $32.7 billion in 2005 from $12.2 billion in 2000, according to Forrester Research. In addition, approximately 6% of travel leisure services were purchased online in 2000.

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

      As a result of these trends, the Internet and commercial online services have emerged as an attractive means of purchasing travel. The Internet enables online travel service providers to offer a marketplace that brings customers and travel suppliers directly together. In this marketplace, customers may choose from a diverse selection of travel options, travel suppliers may market and distribute their products and services more efficiently, and online travel service providers can obtain favorable pricing for their customers by aggregating customer demand more effectively than traditional travel agents. This marketplace also provides travel suppliers and other merchants with an effective means of advertising to a targeted audience.

      Although the online travel service market presents attractive opportunities, there are challenges that must be overcome in order to enter the online travel marketplace. We believe that in order to succeed in this market, online travel services providers must invest in technology and infrastructure, attract a large number of customers to achieve economies of scale, establish strategic relationships to drive online traffic, incur the costs of building a brand, and obtain travel-related information and integrate it with booking capabilities.

The Travelocity Business Model

      To address the market opportunities presented by changes in the travel industry, we plan to continue to satisfy customers' need for a convenient, comprehensive and personalized source of travel products, services and information. The implementation of our business model has resulted in our position as the leading online travel agency. We will focus on using our competitive strengths to execute our business model and maintain our leadership position in the industry.

      Market Leader. Travelocity is the market leader in the online travel industry based on various measurements. According to Phocus Wright, we are the market share leader in gross bookings with a 35% share, with our nearest competitor at 25%. We have a 25 million member database. We also have a leading conversion rate of 8.1%, based on the average new monthly bookers in the fourth quarter of 2000 divided by the average monthly visitor. Our fourth quarter conversion rate exceeded our nearest competitor by 2.1 percentage points.

      Robust Customer Database. One of the reasons Travelocity's conversion rate is the highest in the online travel industry is the Company's 25 million member database, which allows for direct marketing with low-cost delivery and enables the Company to convert lookers to bookers. Through this sophisticated database, the Company has information on our customers' demographics, shopping habits, travel and purchase preferences. The Company maintains a strict customer privacy policy (and never sells or rents personally identifiable customer information to third parties). With this information, we can responsibly target customers through e-mails about private sales, special fares and other promotions. The Company also targets customers through its Travelocity magazine and its Insider newsletter, which has a circulation of approximately 8 million customers.

      Travelocity can market to customers via demand targeted e-mail, confirmation e-mail, ticketing e-mail, bon voyage e-mail, and e-mail during their trip. Travelocity can also be accessed on wireless devices such as cellular phones and hand-held devices. This accessibility and repetitive contact helps build a relationship with the customer and provides an opportunity to advertise and sell additional products and services to our customers.

      Key Alliances. Currently, approximately 60% of our transaction revenue is derived directly from Travelocity's main Web site, with approximately 40% from other distribution alliances. We have exclusive alliances with recognized Internet brands including Yahoo!, AOL (including the AOL Service, AOL.com, CompuServe, Netscape and Digital City), Excite and @Home. The Company has also partnered with Citibank USA and MasterCard to launch the Travelocity
World MasterCard. Unlike other reward programs, the new Travelocity credit card enables cardholders to earn Travelocity Rewards points redeemable for any travel product or service available on Travelocity, no matter when the date of travel or the destination. We also have a commission arrangement with our affiliate Hotel Reservations Network, Inc. ("HRN") to provide customers with discounted rates at over 2,600 hotels worldwide. Through this arrangement with HRN, which was recently extended, the Company incurs no acquisition-related expenses or ongoing operational expenses, such as sales and service.

      Deep Technical Resources. Travelocity's booking capability is powered by Sabre's technology platform which is highly scaleable. In addition, Travelocity has an internal staff of skilled software developers. This is augmented with a unique software development relationship with Sabre that provides access to Sabre's staff to develop additional innovative functions and features in the Sabre system. We were the first in the online travel industry to provide features such as ski maps, hotel mapping and dream maps.

      In the fourth quarter of 2000, Travelocity announced the implementation of a new, industry-leading fare search technology that helps customers find even lower fares while shopping for and buying travel services online. This new technology goes beyond existing methods by increasing the range and scope of fare searches and by searching for combinations of "local" fares that beat traditional nonstop or connecting fares published between the traveler's requested cities. Historically, fare searches were limited in their breadth and depth, and in the types of searches that could be done. Travelocity's flight search technology finds opportunities for travelers to save money using a broader range of fares and by combining fares between local city pairs. The fare search system checks millions of possible combinations to ensure that the best possible options are displayed for the consumer. The new technology uses an innovative algorithm that efficiently checks schedules and airline availability interactively for the least expensive options that meet the traveler's needs first. The efficiency of this method makes it possible for real-time, scaleable searches. In addition, using our own UNIX(R)-based relational database of fares, schedules and availability, the customer can view a calendar over a three-month period. The calendar reveals the dates for the actual availability of a seat for the fare and shows the dates when the fare is not offered or is sold out.

      Topaz International, an independent airfare auditing and benchmarking company, found that Travelocity located the lowest fare 80% of the time when searching 300 different reservation requests, compared to 48% and 37% for Expedia, Inc. ("Expedia") and ITA Software ("ITA"), respectively. In the study, Topaz compared the low-fare search capabilities of Travelocity, Expedia and ITA, the search engine of the airline consortium's proposed Web site, Orbitz. The study, conducted November 16 through 24, 2000, used 50 different routes and searched each route six different ways. The Topaz study found that of the 300 queries, Travelocity had the lowest fare 239 times, about 80% of the time, including 115 times in which its fare was lower than ITA and Expedia, 57 times when it was in a two-way tie, and 67 times when it was in a three-way tie.

      Trusted and Reliable Customer Service. Providing superior customer service is a key element for maintaining customer loyalty. The Company has two internal customer service centers in San Antonio, Texas and Sacramento, California. Approximately 1,000 customer service agents are available 24 hours a day, seven days a week, 365 days a year to provide assistance to customers. This allows customers to talk with a telephone agent during the purchase process. Each Travelocity agent can access customer information which can be used to deliver personal attention to each customer. Our agents can also direct customers to other services they may need in the process of planning their trip.

      Diversified Revenue Mix. Travelocity offers one-stop travel shopping and reservation services, and provides reliable, real-time access to schedule, pricing and availability information for most airline seats offered on more than 700 airlines, more than 50,000 hotels, more than 50 car rental companies and more than 6,500 vacation packages, tour and cruise departures. In addition, we have travel content that includes Frommers, MapQuest, Weatherlabs, Lonely Planet, plus an online video library featuring numerous vacation locations. In the fourth quarter of 2000, our revenue mix consisted of approximately: 49% in air transactions; 18% in non-air transactions such as hotel, car, vacation packages and cruises; 28% in advertising; and 4% in other revenues. Other revenues consist primarily of service charges for the handling and express delivery of paper tickets and revenue related to certain warrants received from HRN in connection with the Company's affiliation agreement with HRN. In the future, other revenues will also include fees related to the Travelocity World MasterCard membership, travel club membership, merchandise sales and other future products and services.

      Strong Ad Sales. Travelocity provides travel suppliers targeted merchandising and advertising strategies designed to increase revenue. Without revealing individual customers' identities or jeopardizing their confidentiality, our customer database allows travel suppliers to implement targeted promotions through Travelocity. Travel suppliers may take advantage of context-sensitive advertising to maximize the value of their promotional message. They may contribute content such as photos that enrich the customer experience, while also making their product more visually compelling. Travelocity reaches over 7 million unique visitors per month and, combined with point of sale advertising, produces effective results for advertisers while providing more choices for customers. This strategy resulted in an increase in advertising revenue of $39 million, or 451%, from 1999 to 2000.

      Broad Mobile Commerce Alliances. Travelocity's Web sites are now available to more than 60% of the U.S. wireless market, making them the most accessible travel Web sites for mobile commerce subscribers. With more wireless travel tools than any other provider, Travelocity has arrangements with Cingular , Sprint PCS, AT&T Wireless Services, Nextel Communications, Vodafone, British Telecommunications, OmniSky, Palm and flight paging services. Together, these services have more than 55 million subscribers. According to analysts, the Internet-enabled cellular phone industry is expected to account for 20% of e-commerce transactions by 2004. Travelocity will continue to strengthen its strategic partnerships and provide leading-edge technology. Travelocity's mobile partners currently carry the Company's entire array of innovative travel features, including wireless hotel booking and flight booking and rebooking.

      Strong Management Team. In the aggregate, the executive management team of Travelocity has over 180 years of travel industry experience at companies such as American Airlines, Sabre, Preview Travel, American Express Travel Related Services, Travelfest, TWA and Pan Am. Our management's skills include experience in leadership, technology, sales and service, product marketing and development and consumer marketing.

      Global Reach. We have tailored our Web sites to accommodate differences in culture, travel purchase behavior and supplier inventory preferences of particular countries. We will continue to operate localized Web sites in the United Kingdom (www.travelocity.co.uk) Canada (www.travelocity.ca), and Germany (www.travelocity.de), three of the largest international travel markets outside the United States. In Canada, we have arrangements with two of Canada's premier Internet brands, AOL Canada and Yahoo! Canada, to provide members more choice and depth of services for planning and buying travel online. We also provide a full range of travel products and services through our local customer service partners. Additionally, through the Agency Locator feature, customers worldwide can make reservations on Travelocity's Web sites and pick up their tickets at participating Sabre travel agencies. Through these services, we have made air, car, or hotel sales in more than 95 countries.

      Travelocity has announced its expected participation as a founding shareholder and primary technology provider for two online travel exchanges. The Company intends to participate with Air New Zealand, Ansett Australia, Cathay Pacific Airways, China Airlines, Eva Air, Garuda Indonesia, Malaysia Airlines, Qantas Airways, Royal Brunei Airlines, Silk Air and Singapore Airlines to create the Asia-Pacific Travel Exchange. Another joint venture provides for an online travel exchange in Japan, which will include Japan Airlines, All Nippon Airways and 11 other major international airlines. Both exchanges, which plan to start their business-to-consumer Web sites later in 2001, will include a full spectrum of travel services, including air, hotel, car and land tours. They will also cater to market-specific needs, a key feature for any e-commerce business in the region given the diversity of cultures and languages. Travelocity will be the primary technology provider for the Asia-Pacific Travel Exchange and the yet-to-be-named Japan exchange, contributing online travel expertise and industry-leading technology. Consummation of these joint venture transactions is subject to finalizing definitive agreements.

      Both of these joint ventures underscore our international strategy to participate in the explosive growth in online travel by working with leading partners in many regions of the world. Combining our online travel expertise and innovation with our partners' strong brands, quality product and understanding of local consumer needs will benefit all parties in driving global e-commerce.

The Travelocity Future

      Our business strategy will consist of leveraging our strengths as a database-driven, travel marketing and transaction company to enhance our position as the leader in online travel services.

Grow Top Line Revenue

      Leverage our Strong Brand, Customer Database and Alliances. We will use our strong brand, customer database and alliances to drive consumers to our Web sites and increase the rate by which we convert lookers into bookers.

            Brand. We plan to invest in expanding awareness of the Travelocity brand through an advertising program that will utilize various channels including online media, television, print, radio and the Internet. We also believe that word-of-mouth is an effective means of attracting new customers. Therefore, we strive to ensure that our customers have a positive experience with convenient, user friendly Web sites, which feature many time-saving tools and responsive customer service. On September 5, 2000, we introduced the Travelocity magazine, a logical extension of the Travelocity brand, bringing travel planning, travel-related content and technology to our Internet savvy customers. The publication enhances readers' travel knowledge, helping them better utilize Travelocity's products and services. Additionally, the magazine provides leisure and business travelers with "hands-on," in-depth destination information and travel tips, as well as news about online developments and innovations to keep online travel-planners in the know.

            Customer Database. With approximately 25 million members, we have a valuable database that allows us to market products to these members. Each person who registers as a member on our Web sites has a profile in our customer database. Members can choose to provide us with travel preferences (for example, frequent travel programs and seating preferences), credit card billing information, ticket delivery address and other personal information. This information is used to assist members in making reservations quickly without having to provide the same information repeatedly.

            We have invested in our technology with the acquisition of a Terradata relational database and customer relationship management software that allows us not only to track the purchases of our members, but also to retain everything they have "looked at" and to know exactly where they have exited the system. This provides invaluable information on the shopping habits and travel preferences of our members. We can provide e-mails that are specifically targeted to a certain segment of our members. For example, our software detects fare sales, scans our database for members who have either purchased or looked at these specific routes, and sends them an e-mail on the promotion.

            In addition, we send our members "Real Deals," biweekly e-mails on special promotions, and the Insider, Travelocity's monthly newsletter. We are also able to contact the customer via various e-mails sent not only during the purchase process, including demand targeted, confirmation, ticketing, bon voyage, but after the customer's trip. These messages contain product and service offerings to cross-sell and up-sell to our customers.

            Alliances. Our online travel services are accessible directly or through AOL (including AOL, AOL.com, Netscape, CompuServe and Digital
      City), Yahoo!, Excite and @Home, and several other co-branded Web sites. Both our Web sites and our customer service centers operate 24 hours a day, seven days a week, 365 days a year. We will continue to enhance and pursue strategic relationships to increase our access to online customers.

      Develop New Products and Tools. We plan to introduce products and tools that will better enable the customers of Travelocity to shop and buy travel products. Travelocity will use its significant travel industry expertise, combined with our five years of experience in selling travel online, to continually work to bring the customer a unique travel shopping experience.

      Increasing Advertising Revenue Sales. We will increase our advertising revenues, which produce highly favorable margins, through our strong in-house sales and marketing team and through our AOL alliance. Advertising revenue is a very important revenue stream for us due to its favorable margins. We will continue to increase the value we provide to suppliers by developing new ways for them to effectively market and distribute their products and services to our members.

      Develop New Revenue Streams. We plan to expand our focus on the business-to-business sector through further targeting the unique needs of the small business traveler who books his own travel arrangements, a significant and growing sector of the online travel market.

      We will expand our international presence after carefully evaluating the market for travel products and services and the popularity of online commerce in particular countries. We will draw upon our experience with our existing Web sites to tailor our international Web sites to the specific characteristics of each local market.

      We will also explore the potential of selling other products that we believe will satisfy our customers' need for a convenient, comprehensive and personalized source of travel services.

Expand Gross Margins

      Higher Margin Products. We plan to continue to expand our travel product and service offerings. We initiated the merchant model for airfares in 2000, which provides for the sale of higher-margin net air fares. We also plan to derive more revenue from higher-margin product offerings such as hotel reservations, car rentals, cruises and vacation packages. We will use our booking engine and database to sell more products. We also plan to expand the scope of destination offerings to provide more travel options to our customers. We will create our own vacation brand and introduce Travelocity Preferred Traveler, our own travel club. We will consider other means of purchasing travel services, such as purchasing through consolidators or purchasing wholesale inventory at special prices.

      Control Cost of Revenues and Reduce Unit Operating Costs. We plan to continue to control the cost of revenues and reduce operating costs as a percent of revenue through technology and productivity management, economies of scale and strong financial controls. We plan to continue to increase the efficiency and effectiveness of our Web sites through enhancement of the underlying infrastructure and investment in improved technology to anticipate increased transaction volume. In our customer service centers, we are implementing a new Interactive Voice Response ("IVR") system that will substantially decrease the amount of customer service agent's time. Many calls to the customer service center are for verification of the online reservation. When a customer calls, the IVR system asks the customer for a trip identification number and responds with the details of the customer's reservation, including flight numbers and departure dates and times.

Strategic Relationships

      We will continue to pursue strategic relationships to increase our access to online customers, to build brand recognition and to expand our online presence. We have alliances with strategic partners that are among the strongest and most recognized brands associated with the Internet including:

America Online

      We are the exclusive travel booking system for AOL for a five year period ending in 2005, on the United States versions of AOL, AOL.com, CompuServe, Netscape and Digital City. We are the primary provider of travel information and other related services through co-branded sites on these AOL services. We expect that the AOL relationship will provide Travelocity with positive cash flow over the term of the agreement.

      Key terms of the agreement include:

      o subject to AOL meeting specified revenue targets, a percentage of which are shared with us, we are obligated to pay AOL a total of $200 million over the five-year term of the agreement, as well as a percentage of all commissions received by us from bookings made on the co-branded sites;

      o AOL pays us a percentage of cash advertising revenue collected by AOL from advertising on the co-branded sites, within AOL's travel channels, on Web pages throughout the AOL properties on which our travel booking system or our other travel-related information is located, or sold by AOL to a specified group of travel providers and providers of specified ancillary travel services;

      o AOL places promotions for travel services throughout its AOL properties that will permit AOL users to link to the co-branded sites;

      o we must include references to "Travel" as an AOL keyword in most of our advertising; and

      o AOL must meet cumulative advertising revenue and payment targets by the end of the second, third and fourth years of the agreement.

      If AOL does not meet the cumulative revenue targets, we may elect to operate under alternative terms and conditions set forth in the agreement. If we elect to do so, AOL may terminate the agreement. The alternate terms and conditions would generally be as follows:

      o we would no longer have any payment obligations to AOL, would keep all commission revenues from travel services booked on the co-branded sites, and would receive a percentage of the advertising revenues but only from advertisements placed on Web pages that contain only our travel-related information;

      o we would continue to maintain and operate the co-branded sites, the travel booking system and our travel-related services; and

      o AOL would no longer be obligated to promote our travel booking system and travel-related information, and AOL could provide access to and promote another travel booking system.

      At the end of the agreement's term, AOL may, annually for each of four years, extend the agreement for an additional one-year term. The agreement during the renewal period would contain the alternate terms and conditions described above. In addition, AOL may terminate the agreement at any time if we are acquired by an Internet service provider or other specified types of AOL competitors.

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

Yahoo!

      We are the exclusive provider of air, car and hotel booking services for Yahoo!, one of the most recognized brands associated with the Internet, pursuant to an agreement that expires at the end of 2002. Yahoo! is a global Internet media company that offers a branded network of media, commerce and communication services to users worldwide and is the leading Internet portal in terms of traffic, advertising and household and business user reach.

      We provide a database containing schedule, availability and price information that allows users of the Yahoo! Web site to book and pay for air, car and hotel services. We will collaborate with Yahoo! to further develop, promote and operate the Yahoo! Travel Web site and a Web site containing the "Travelocity" and "Yahoo!" brands, known as a co-branded site. Users may link to the Yahoo! Travel Web site from the Yahoo! home page, and to the co-branded site from the "Air," "Car" and "Hotel" images in the "Make Reservations" section of Yahoo! Travel.

Excite

      We are the exclusive provider of travel booking services for Excite.com and the other Web sites operated by Excite, including WebCrawler, although our exclusivity is subject to specified exceptions. Excite is a leading Internet search engine provider.

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

      Our arrangement with Excite expires in September 2002. We are obligated to pay to Excite a percentage of commissions we earn in excess of specified thresholds. In addition, we and Excite will cooperate in selling, and sharing revenues from, advertising on the Excite Travel Channel.

      Our exclusive arrangement is subject to specified exceptions. If Excite decides during the term of the agreement to offer travel booking services or travel-related Internet functions that we do not then provide, we have a right of first refusal to negotiate our provision of these new services to the Excite Travel Channel and the WebCrawler Travel Channel. We also have a right of first refusal if Excite wishes to enter into an agreement with a third party that will provide travel services on a co-branded site on the Excite network. If we enter into an agreement with a third party with substantially the same scope as our agreement with Excite and on terms which, taken as a whole, are more favorable for the third party than the terms of our agreement with Excite are for Excite, then we are required to offer these more favorable terms to Excite.

@Home

      We are the exclusive air, car and hotel booking service provider for @Home subscribers and the anchor tenant for the @Home's shopping guide. Because @Home uses the broadband attributes of cable, we are able to provide multimedia services and content through this channel. @Home has agreed not to create a channel or sub-channel that provides travel information for any of our direct competitors or to allow any competitor to place any promotional material on @Home Web sites on which we are featured.

      We have agreed to make quarterly fixed payments to @Home, and to make variable payments to @Home equal to a portion of our revenue from our advertising on the @Home Web site and from sales of air tickets and other goods and services to @Home subscribers. The amount payable to @Home is the greater of the variable payment or the fixed payment. However, our fixed payments to @Home will be reduced if, in any year, the total amount of variable payments is less than the fixed payments made by us in that year and the average number of @Home subscribers falls below a threshold amount.

      Our agreement expired in March 2001. We are currently negotiating with @Home the terms of a renewed agreement.

Lycos

      We were the exclusive travel service provider of travel booking services for Lycos' Travel Web Guide and Travel Network pursuant to an agreement which expired on September 15, 2000. Under this agreement, we operated a co-branded site that was promoted throughout the Lycos Web site. We also provided Lycos with a variety of travel-related services and information for the co-branded site, including fare finding, travel news stories, travel promotions and information regarding special travel fares. We received payments from Lycos representing a share of advertising revenues Lycos received in connection with the co-branded site. Over the term of the agreement, we made minimum payments to Lycos, as well as paid a portion of commissions we earned through the co-branded site in excess of specified thresholds, and fees for providing links to our services above specified thresholds.

GO Network

      We were a co-branded provider of air, hotel and car services accessible from the GO Network Travel Center home page. We paid GO Network a set percentage of all net revenues that we received for products and services sold to GO Network users or on GO Network co-branded sites that we hosted. We also purchased from GO Network guaranteed minimum advertising on GO Network during the term of the agreement. The agreement with GO Network was terminated on February 8, 2001.

Technology

      We expect that the Travelocity travel planning and reservation system will continue to be a strong platform for industry innovation. We are continually upgrading our systems to meet the expanding needs of the online travel consumer. Travelocity's Web sites are based on a carefully chosen combination of commercial and proprietary tools.

      Our multi-tiered system gives us the scalability and reliability to expand to meet our current and future growth. Netscape Enterprise Server, which is our Web server, Vignette Story Server, which we use for our destinations content, and Tool Command Language, which is our primary user interface programming language, handle the demands of serving Web pages. Our proprietary application server executes business rules and directs messages among our content sources. A third level of software accesses destinations, profile and reservations content sources. The Sabre system is our primary source of reservations content.

      The Company recently completed an extensive technology upgrade that is based on an entirely new Unix(R)-based pricing platform that allows us to take the key components of the fare search process, such as fare and flight availability, off the mainframe, so it can sort through millions of variables involved in fare searching in new ways. This will make searching more efficient for customers and give the Company an even better ability to meet the unique needs of online shoppers by adding features more quickly in the future. Our first implementation of this technology allows consumers to click on the lowest fare and immediately view a calendar showing flight availability over a three-month period. By moving their trip just a few days, consumers may save hundreds of dollars.

      The Company's systems are currently hosted and maintained at Sabre's secure computer center. Sabre and the Company have significant experience in developing, operating and maintaining reliable, high volume online transaction processing systems.

      Research and development costs incurred were approximately $650,000, $300,000 and $137,000 for 2000, 1999 and 1998, respectively.

Consumer Marketing

      Driving new and retaining customers is critical to our success, and we measure our success by our ability to attract visitors to our Web sites, convert those visitors into first-time buyers and convert first buyers into repeat buyers.

      Our strategy to convert visitors into buyers uses a combination of incentives, including seasonal and purchase-related promotions that take advantage of our customer database and Web sites. As part of this effort, we plan to negotiate special rates and benefits to obtain a superior travel inventory for our customers. We believe that our increasing scale will allow us to negotiate on more favorable terms. Through our research with visitors and infrequent purchasers, we are developing new programs and features (including personalization and loyalty incentives) that will encourage purchases and repeat use.

      Travelocity also employs a variety of online and traditional media programs and promotional activities such as:

      o Advertising. As part of our strategic alliances, we invest in both online and traditional advertising to drive traffic to our Web sites. To generate traffic to Travelocity's Web sites in a cost efficient manner, we place advertisements on high volume Web sites and purchase targeted keywords on popular search engines including Yahoo!, Alta Vista, Infoseek and others. Travelocity also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and promotional offerings.

      o Public Relations. The core of our public relations effort is media relations, industry analyst relations and speaking engagements. We maintain relations with journalists and industry analysts to secure unbiased, third-party endorsements for Travelocity. We pursue coverage by online publications, search engines and directories. In addition to media and analyst relations, our employees actively participate in industry events and conferences.

      o Co-marketing, Promotions and Loyalty Programs. We continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer travel-related prizes. These programs typically involve participation with airlines, hotels, car rental agencies and online service providers. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to Travelocity's customer base. These incentives are designed to increase customer loyalty and awareness of our travel services and of the Travelocity brand. For example, we plan to continue to provide customers with bonus frequent flyer miles and special companion fares during targeted promotional periods, and enter into customer referral agreements with strategic partners.

      o Direct Marketing. Travelocity maintains a proprietary database which includes demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mail.

Sales and Supplier Relations

      We plan to continue to build long-term relationships with travel suppliers. We have contractual relationships with travel suppliers in the air, car and hotel sectors which allow us to generate additional revenue through up front payments or through payments made on satisfying market share goals. In some cases, Travelocity's Web sites are required to prominently display a supplier's brand or marketing message; however, Travelocity Web Sites maintain unbiased displays of airline flights and service offerings at all times. The terms of these agreements typically vary in length from one year to three years.

Competition

      The online travel services market is new, rapidly evolving and intensely competitive. Travelocity competes with a variety of companies, including its suppliers, with respect to each product or service that it offers, including:


      o online travel agents such as Expedia, a majority-owned subsidiary of Microsoft Corporation;

      o consolidators and wholesalers of airline tickets and other travel products and services, including shopping clubs and online consolidators such as Cheaptickets.com and priceline.com;

      o individual airlines, hotels, rental car companies, cruise operators and other travel service providers, some of which are suppliers to our Web sites and many of whom offer travel products and services directly through their own Web sites, or, increasingly, in combination with other suppliers;

      o alliances and joint sales agencies formed by travel suppliers, such as Orbitz and Hotwire, which may obtain favorable or exclusive access to certain inventory of those suppliers; and

      o local, regional, national and international traditional travel agencies.

      Internationally, Travelocity competes with a different set of participants in each national market, ranging from traditional travel agents, market-specific Web sites and global competitors, such as Expedia, which have expanded beyond the U.S. market. In Europe, local online competitors include e-bookers and lastminute.com.

      As the market for online travel services grows, we believe that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies, travel industry information providers, online portals and e-commerce providers, will increase their efforts to develop products and services that will compete with our products and services. We intend to remain competitive through a combination of comprehensive service offerings, technological innovation and customer service.

Government Regulation

      We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices and those requiring us to register as a seller of travel products and services, and with disclosure requirements, and participate in state restitution funds. In addition, many of our travel suppliers and global distribution systems are heavily regulated by the United States and other governments and we are indirectly affected by such regulation.

      The sale and distribution of online travel services are currently subject to regulations in Canada (Canadian Computer Reservations Systems Regulations) and the European Commission (EC CRS Code of Conduct). The U.S. Department of Transportation is currently considering whether to extend existing regulations to online travel services. The U.S. regulations currently apply to global distribution systems that are owned by, marketed by or affiliated with airlines and that are marketed to travel agencies. We expect the Department of Transportation to issue guidance on these regulations in 2001. If the U.S. regulations are extended to online travel services, and the current Canadian and EC regulations are modified, such regulations could affect how we obtain, market, display and distribute our airline inventory, and, depending on the particular regulations adopted, increase our costs of doing business, decrease our opportunity to obtain airline inventory from airline carriers, and reduce our sales and revenues.

      Data collection, protection, security and privacy issues are a growing concern in the U.S, and many countries around the world. Government regulation is evolving in these areas and could limit or restrict Company's ability to market its products and services to consumers, increase Company's costs of operation and lead to a decrease in demand for our products and services. Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern Internet commerce, and will likely consider additional proposals in the future. We do not know how courts will interpret laws governing Internet commerce or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

      Federal legislation imposing limits on the ability of states to tax Internet-based sales was enacted in 1998 and will exempt some sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could adversely affect our business, financial condition and results of operations.

Intellectual Property

      We rely on trademark, patent, copyright, trade secret laws and confidentiality and licensing agreements with employees, customers, partners and others to protect our proprietary rights. Effective trademark, patent, copyright and trade secret protection may not be available in every country in which our services are available and policing unauthorized use of our proprietary information is difficult and expensive.

      We rely on licenses from third parties to use their technology and information, which we incorporate and integrate into our Web sites. We cannot assure that these licenses will continue to be available to us on commercially reasonable terms. The loss of these licenses could require us to obtain alternative technology and information of lower quality or at greater cost. In addition, third parties that develop new technology which would be useful to us may decline to grant us a license to use that technology. Also, third parties may assert patent or other intellectual property rights to technology or business methods that would otherwise be in the public domain. In either case, we would not be able to use the technology, which may prevent us from providing new and useful services to our customers.

      We also may grant licenses to some of our proprietary rights, such as trademarks, patents or copyrighted materials to third parties.

      We may become involved in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. We may be required to indemnify travel suppliers and others with whom we do business for intellectual property claims made against them in connection with the services we provide.

      The steps that we take to protect our proprietary rights may prove to be inadequate and third parties may infringe or misappropriate our proprietary rights. Licensees of our technology also could take actions that might decrease the value of our proprietary rights or reputation. In addition, Travelocity and Sabre have agreed to share some of their intellectual property rights. Because this agreement permits more than one entity to use these intellectual property rights, this agreement may increase the chance that our intellectual property could be misappropriated by a third party. If we have to enforce our intellectual property rights in court, we may incur substantial costs and divert our management's resources and attention.

Our Relationship with Sabre

      Sabre holds an approximate 22% equity interest in the Company. However, it holds shares of our common stock and Class A Common Stock which, when combined, represent an approximate 70% voting interest. Through this voting interest, Sabre is able to significantly influence the management and affairs of our business and all matters requiring stockholder approval.

Employees

      As of December 31, 2000, we had approximately 1,300 employees. None of our employees are represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel and management in this industry is extremely competitive. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel and maintain good working relations with its employees.

ITEM 2. PROPERTIES

      We are headquartered in Fort Worth, Texas in approximately 53,300 square feet of space in a building leased from a third party. This space houses our principal administrative, technology and sales and marketing facilities.

      Additionally, we lease approximately 39,000 square feet of space in San Antonio, Texas from a third party. This space houses our customer service and fulfillment operations.

      We lease three office buildings in San Francisco, California from a third party. The first building, consisting of approximately 35,000 square feet, houses administrative, marketing, customer service and computer and communications personnel. The second building, consisting of approximately 8,000 square feet, is subleased to a third party. The third building, consisting of approximately 16,000 square feet, is subleased to CNX Media, a related party. The lease for the first building will expire in June 2001. The Company has executed a lease agreement with a third party for the lease of an office building in San Francisco consisting of approximately 42,000 square feet. Administrative, marketing, customer service and computer and communications personnel will be moved to the new location in June 2001.

      We also lease approximately 18,000 square feet in Rancho Cordova, California from a third party. This space houses an additional customer service facility.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II
- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol TVLY. Our common stock began trading on March 8, 2000 with the consummation of the Merger. As of March 29, 2001 there were 73 holders of record of the Company's common stock. The Company's 33.0 million shares of Class A Common Stock are owned by Sabre Holdings Corporation and its affiliates. There is no public market for these shares. As of March 29, 2001 Sabre also held 2,033,970 shares of our common stock.

      The following table sets forth the high and low closing sales prices for our common stock on the Nasdaq National Market for the periods presented:


                                                    High    Low
                                                    ----    ---
        2001
        ----
        First Quarter (through March 29, 2001)    $28.89  $11.68

        2000
        ----
        First Quarter (beginning March 8, 2000)    46.75   29.38
        Second Quarter                             32.11   14.69
        Third Quarter                              20.00   10.69
        Fourth Quarter                             17.13    9.03

      No cash dividends on Class A Common Stock or common stock were declared or paid during 2000. Currently, we do not intend to pay cash dividends in the foreseeable future but will accumulate any future earnings to finance the growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected historical financial data for each of the years ended December 31, 1996 through 2000 have been derived from our audited financial statements and the related notes. For the years ended December 31, 1996 through 1999, the historical financial information presented below does not include the impact of the contribution agreements and the intercompany agreements that were entered into between the Partnership and Sabre as of the date of the Merger.


                                                                           Year Ended December 31,
                                          --------------------------------------------------------------------------
                                              2000           1999          1998           1997            1996
                                          -----------    -----------    -----------    -----------    --------------
                                                                       (in thousands)
Statements of Operations Data

Revenues:
  Transaction revenue                     $   139,814    $    54,567    $    18,370    $     8,345    $    10,949
  Advertising revenue                          47,374          8,591          2,821            577             94
  Other                                         5,482          1,029             47            365            855
                                          -----------    -----------    -----------    -----------    -----------
     Total revenues                           192,670         64,187         21,238          9,287         11,898
Cost of revenues                               72,131         40,255         19,067         11,878          9,709
                                          -----------    -----------    -----------    -----------    -----------
Gross profit (loss)                           120,539         23,932          2,171         (2,591)         2,189
Operating expenses:
  Selling and marketing                       120,112         29,532         10,608          6,887          5,556
  Technology and development                   18,507          9,624          8,483          6,549          7,034
  General and administrative                   16,698          5,407          4,360          2,693          2,472
  Expenses related to integration of
     Preview Travel                             1,537             --             --             --             --
  Stock compensation                            4,882             --             --             --             --
  Amortization of intangible assets
     and goodwill                              72,607             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
     Total operating expenses                 234,343         44,563         23,451         16,129         15,062
                                          -----------    -----------    -----------    -----------    -----------
Operating loss                               (113,804)       (20,631)       (21,280)       (18,720)       (12,873)
Other income (expense)                          4,816             --             --             --            (88)
Net loss before Sabre's interest             (108,988)       (20,631)       (21,280)       (18,720)       (12,961)
Sabre's interest in the partnership (1)        62,086             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
      Net loss                            $   (46,902)   $   (20,631)   $   (21,280)   $   (18,720)   $   (12,961)
                                          ===========    ===========    ===========    ===========    ===========
Loss per common share, basic and
    Diluted                               $     (2.17)            --             --             --             --
                                          ===========    ===========    ===========    ===========    ===========
Weighted average shares
    Outstanding                                21,647             --             --             --             --
Balance Sheet Data (at the end of
   the period) (2)
Cash and marketable securities            $    71,555    $        --    $        --    $        --    $        --
Working capital (deficit)                      91,853         (5,319)          (462)        (1,205)        (1,873)
Intangible assets and goodwill                198,113          4,190          6,238          4,286             --
Total assets                                  327,968          9,639         11,169          9,126            927
Total stockholder's equity (deficit)          306,288        (68,562)       (47,931)       (31,755)       (13,035)
Supplemental Financial Data
Gross bookings (3)                        $ 2,355,500    $   808,466    $   284,641    $   121,000         N/A(4)

(1) Represents the allocation of losses of the Partnership, which is consolidated with the Company for financial reporting purposes, to Sabre, based on Sabre's direct ownership interest in the Partnership. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles ("GAAP"), limited to the amount of Sabre's investment in the Partnership. This allocation was approximately 61% of the Partnership's losses from March 7, 2000 through September 30, 2000, and 54% during the fourth quarter of 2000.

(2) On March 7, 2000, we completed the Merger with Preview Travel, which affects the comparability of the historical financial and operating data for the periods presented. Refer to Note 3 to the Financial Statements.

(3) Represents the total purchase price of all travel services booked through Travelocity's Web sites. This presentation of gross bookings does not affect our operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison of business activity between historical periods than do transaction fees because of changing commission rates over the periods. Gross bookings is not a financial measurement in accordance with GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates, and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Position".

(4)   Gross bookings for this period are not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company from the date of the Merger on March 7, 2000, through December 31, 2000 and the historical results of the Travelocity Division as an operating unit of Sabre for all periods prior to the Merger. Results of operations for the twelve months ended December 31, 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results of operations prior to the Merger do not include financial effects of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations will be subsequent to the Merger. Pro forma results for the twelve months ended December 31, 2000 and 1999 are also included herein to illustrate the effect of these agreements and the Merger on our historical operations and financial position.

      During 2000, our revenues included access fees received under our access agreement with Sabre. During 1999, our revenues included booking fees from travel suppliers collected by Sabre and transferred to us. For both 2000 and 1999, transaction revenues also included commissions from travel suppliers for online purchases of their products and services by customers visiting the Company's Web sites. The commission rates paid by travel suppliers are determined by individual travel suppliers and are subject to change.

      Gross bookings of travel services through our Web sites increased from $280.7 million in the fourth quarter of 1999 to $696.4 million in the fourth quarter of 2000, which resulted in an increase in transaction revenues from $19.2 million to $44.0 million for the corresponding periods. For the twelve months ended December 31, 1999 and 2000, gross bookings increased from $808.4 million to $2.4 billion, which resulted in an increase in transaction revenues from $54.6 million to $139.8 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

      Prior to the Merger, advertising revenues were generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising by third parties on our Web site and through the direct sale of advertisements on our site. Under the agreement, DoubleClick obtained advertisers for our site, collected the revenue paid by the advertisers, and paid us an amount that was net of fees due to DoubleClick for its services. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements were delivered. Since the Merger, the majority of our advertising revenue has been generated through direct sales. Beginning in the second quarter of 2000, advertising revenue includes our share of travel-related advertising revenue on the AOL sites under the terms of our revenue sharing agreement with AOL. Advertising revenue increased from $2.8 million in the fourth quarter of 1999 to $18.6 million for the corresponding period in 2000. For the twelve months ended December 31, 1999 and 2000, advertising revenues increased from $8.6 million to $47.4 million, respectively.

      Costs of revenues include costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure.

Gross Margins

      Our gross margins for the three months ended December 31, 1999 and 2000 were 42.9% and 68.4%, respectively. For the twelve months ended December 31, 1999 and 2000, gross margins were 37.3% and 62.6%, respectively. These increases were due primarily to the mix of transaction revenues and advertising revenues, the mix of travel services sold, the level of commissions on travel products and services, economies of scale and more favorable terms under our access agreement with Sabre. We expect higher gross margins on advertising revenues than transaction revenues, higher commission rates on vacation packages than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

Results of Operations

2000 Compared to 1999

Revenues

      Transaction Revenues. Transaction revenues increased from $54.6 million to $139.8 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $85.2 million, or 156%. This increase was primarily attributable to an increase in gross bookings through our Web sites and added sales resulting from the Merger. Gross bookings increased from $808.4 million for the year ended December 31, 1999 to $2.4 billion for the year ended December 31, 2000.

      Advertising Revenues. Advertising revenues increased from $8.6 million (net of fees paid to DoubleClick of $2.0 million) to $47.4 million (net of fees of $884,000) for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $38.8 million, or 451%. This increase was due primarily to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our direct sales force. Using a direct sales force instead of DoubleClick reduced fees paid for advertising services.

      Other Revenues. Other revenues increased from $1.0 million to $5.5 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $4.5 million, or 433%, due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and the recognition of revenue related to certain warrants received from HRN in the first quarter of 2000 in connection with an affiliation agreement.

Costs of Revenues

   Costs of revenues increased from $40.3 million to $72.1 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $31.9 million, or 79%. This increase was due to increased transactions resulting in increases in costs associated with customer service operations, including the addition of personnel and other costs associated with a new customer service center effective with the Merger. Costs of revenues declined as a percentage of total revenue from 62.7% for the year ended December 31, 1999 to 37.4% for the year ended December 31, 2000, primarily due to increased efficiencies in the customer service centers and to more favorable terms under our access agreement with Sabre.

Operating Expenses

      Selling and Marketing. Selling and marketing expense consists of advertising costs to promote the Company's Web sites, the amortization of payments made to strategic distribution alliances with companies such as AOL, Yahoo!, Excite, Lycos and @Home, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $29.5 million to $120.1 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $90.6 million, or 307%. This increase was due primarily to increased costs relating to the amortization of payments made to strategic distribution partners in connection with new agreements with AOL, Excite and Lycos effective with the Merger and an increase in advertising spending. The increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

      Technology and Development. Technology and development expense consists of salaries and related costs and charges from Sabre for development and maintenance of our Web sites, including enhancements to our Web sites. Technology and development expenses increased from $9.6 million to $18.5 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $8.9 million, or 92%. This increase was due primarily to an increase in salaries and benefits associated with the transfer of development personnel to the Partnership from Sabre in 2000, additional personnel from the Merger with Preview Travel and additional costs incurred to enhance and maintain our Web sites. This increase was partially offset by a decrease in development labor charges from Sabre due to the transfer of development personnel to the Partnership.

      General and Administrative. General and administrative expense consists of fees paid to Travelocity Holdings, Inc. ("Travelocity Holdings"), a wholly-owned subsidiary of Sabre, and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of management and administrative costs of the Company. General and administrative expenses increased from $5.4 million to $16.7 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $11.3 million, or 209%. This increase was due primarily to salaries and employee-related costs and fees paid to Travelocity Holdings and Sabre and administrative requirements needed to support our growth and the Merger.

      Integration Related Expenses. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.5 million for the year ended December 31, 2000. No comparable amounts were recorded for the year ended December 31, 1999.

      Stock Compensation Expenses. Stock compensation expenses represent the expenses, measured at fair value, associated with stock options held by employees of Travelocity Holdings in accordance with Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), which was adopted by the Company on July 1, 2000. FIN 44 required the Company to recognize stock compensation expenses at fair value for options held by employees of Travelocity Holdings. In addition, stock compensation expenses include expenses associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel. These expenses are being recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation expenses also include expenses for unvested stock options held by former employees of Sabre that were converted into the Company's stock options on the date of the Merger and expenses for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expenses for the year ended December 31, 2000 were $4.9 million. No stock compensation expense was recorded for the year ended December 31, 1999.

      Amortization of Intangible Assets and Goodwill. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Total amortization expense for the year ended December 31, 2000 was $72.6 million. The goodwill is being amortized over a three-year period. No amortization was recorded for the year ended December 31, 1999, as the Merger occurred in March 2000.

      Interest Income, Net. Interest income represents interest income on marketable securities held by the Company. Interest income for the year ended December 31, 2000, net of interest expense related to capital lease obligations acquired effective with the Merger, was $3.7 million. Prior to the Merger, the Company did not maintain cash balances or investments.

      Other income. Other income represents realized gains and losses on the sale of Company investments and assets. A net gain in the amount of $1.1 million was recorded for the year ended December 31, 2000 for the sale of certain marketable securities.

      Sabre's Interest in Partnership. Sabre's interest in the Partnership represents the amount of the loss of the Partnership attributable to Sabre's direct ownership interest in the Partnership. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During 2000, the Company recognized net losses totaling approximately $1.2 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. When the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders shall be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

      Net loss. Net loss increased $26.3 million, or 127%, from $20.6 million for the year ended December 31, 1999 compared to $46.9 million for the year ended December 31, 2000, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

1999 Compared to 1998

Revenues

      Transaction Revenues. Transaction revenues increased from $18.4 million to $54.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $36.2 million, or 197%. This increase was primarily attributable to increased sales through our Web site. Gross bookings increased from $284.6 million for the year ended December 31, 1998 to $808.4 million for the year ended December 31, 1999.

      Advertising Revenues. Advertising revenues increased from $2.8 million (net of fees paid to DoubleClick of $820,000) to $8.6 million (net of fees of $2.0 million) for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $5.8 million, or 205%. This increase was due primarily to an increase in net revenue from DoubleClick of $4.2 million for advertisements placed on our site, increasing advertising impressions and an increase in direct selling of advertising by us of $1.6 million.

      Other Revenues. Other revenues increased from $47,000 to $1.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of $982,000, or 2,089%, due to new licensing and maintenance agreements primarily with US Airways Airlines.

Cost of Revenues

      Cost of revenues included costs of operating the customer service center, data processing charges and employee costs associated with operating our Internet infrastructure. Cost of revenues increased from $19.1 million to $40.3 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $21.2 million, or 111%, primarily due to increases in data processing charges, costs associated with the customer service center and salaries and employee related costs. These increases were due primarily to the increase in transactions on our Web site. The increases were partially offset by a $1.7 million payment made by an affiliate of AMR Corporation ("AMR") to us in connection with the termination of the use of a customer service center operated by the AMR affiliate. Cost of revenues declined as a percentage of total revenue from 89.8% for the year ended December 31, 1998 to 62.7% for the year ended December 31, 1999 due primarily to increased efficiencies in the customer service center and the increase in advertising revenue in 1999.

Operating Expenses

      Selling and Marketing. Selling and marketing expenses consisted of advertising costs to promote the Travelocity Division's Web site, costs relating to strategic distribution alliances with companies such as Yahoo!, Netscape and @Home, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $10.6 million to $29.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $18.9 million, or 178%. This increase was due to additional advertising spending of $12.4 million by us to gain market share, and increased costs of $5.7 million relating to the amortization of payments made to strategic distribution partners. The remaining increase of $0.8 million was due to an increase in salaries and other employee-related costs to support the additional direct selling efforts.

      Technology and Development. Technology and development expenses consisted of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of the site. Technology and development expenses increased from $8.5 million to $9.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $1.1 million, or 14%. This increase was primarily due to costs associated with enhancing and maintaining our Web site including enhancements such as Best Fare Finder.

      General and Administrative. General and administrative expenses consisted of management fees paid to Sabre for the provision of various services, including salaries and benefits for Sabre management devoted to the Travelocity Division, corporate facility services, legal services and accounting services. General and administrative expenses also included salaries and benefits of our management and administrative costs of the Travelocity Division. General and administrative expenses increased from $4.4 million to $5.4 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $1.0 million, or 24%. This increase was due primarily to an increase in salaries and employee related costs and the management fee from Sabre. These costs increased as a result of increased administrative requirements to support our growth.

      Net loss. Net loss decreased $649,000, or 3%, from $21.3 million for the year ended December 31, 1998 to $20.6 million for the year ended December 31, 1999, due primarily to the increase in gross profit partially offset by the increase in operating expenses.

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

                                                               Year Ended December 31,
                                                             ----------------------------
                                                                 2000           1999
                                                             ------------    ------------
                                                                (in thousands, except per
                                                                      share amounts)
Pro Forma Combined Statements of Operations Data:
Revenue:
  Transaction revenue                                         $   146,664    $    70,280
  Advertising revenue                                              49,196         19,632
  Other                                                             5,482          1,029
                                                              -----------    -----------
     Total revenues                                           $   201,342    $    90,941
                                                              ===========    ===========
Gross profit                                                  $   125,460    $    50,211
Operating expenses                                                174,446         99,035
Amortization of intangible assets and goodwill                     89,027         89,027
                                                              -----------    -----------
Operating loss                                                   (138,013)      (137,851)
Other income                                                        5,014          2,206
                                                              -----------    -----------
Net loss before Sabre's interest                                 (132,999)      (135,645)
Sabre's interest in partnership (1)                                81,580         84,100
                                                              -----------    -----------
Net loss                                                      $   (51,419)   $   (51,545)
                                                              ===========    ===========
Pro forma basic and diluted loss from continuing operations
   per share                                                  $     (2.74)   $     (3.06)
                                                              ===========    ===========
Weighted average shares used in basic and diluted per share
   calculations (2)                                                18,748         16,850
                                                              ===========    ===========
Supplemental Financial Data
Gross bookings (3)                                              2,460,400      1,190,400

(1) Represents the allocation to Sabre of approximately 61% and 62% of the losses of the Partnership, which consolidates with the Company for financial reporting purposes, based upon Sabre's direct and indirect ownership interest in the partnership during 2000 and 1999, respectively. For pro forma purposes, losses attributable to Sabre's interest in the Partnership have not been limited to the carrying amount of Sabre's basis in the Partnership (See Note 2 to the Consolidated Financial statements).

(2) Includes the effects of shares of Class A Common Stock held by Sabre as if such shares had been converted into 3.0 million shares of common stock effective January 1, 1999. See Note 5 to the Financial Statements.

(3) Represents the total purchase price of all travel services booked through Travelocity's Web sites. This presentation of gross bookings does not affect our operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison of business activity between historical periods than do transaction fees because of changing commission rates over the periods. Gross bookings is not a financial measurement in accordance with GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates, and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Position."

Results of Operations

Pro Forma 2000 Compared to Pro Forma 1999

Revenues

      Transaction Revenues. Pro forma transaction revenues increased from $70.3 million to $146.7 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $76.4 million, or 109%. This increase was primarily attributable to increased air and non-air revenues which increased 101% and 137%, respectively, compared to the same period last year. Pro forma gross bookings increased from $1.2 billion for the year ended December 31, 1999 to $2.5 billion for the year ended December 31, 2000.

      Advertising Revenues. Pro forma advertising revenues increased from $19.6 million (net of fees paid to DoubleClick of $2.0 million) to $49.2 million (net of fees paid to DoubleClick of $884,000) for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $29.6 million, or 151%. This increase was due primarily to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our direct sales force. Using a direct sales force instead of DoubleClick reduced fees paid for advertising services.

      Other Revenues. Pro forma other revenues increased from $1.0 million to $5.5 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $4.5 million, or 433%. The increase was due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and revenue related to certain warrants received from HRN in connection with an affiliation agreement.

Costs of Revenues

      Pro forma costs of revenues increased from $40.7 million to $75.9 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $35.2 million, or 86%. This increase was due to increases in costs associated with customer service operations and salaries and employee related costs from the increase in transactions on our Web sites. Additionally, Preview Travel expanded its call center operations in August 1999 which further increased costs for 2000. Pro forma cost of revenues declined as a percentage of total revenue from 44.8% for the year ended December 31, 1999 to 37.7% for the year ended December 31, 2000.

      Costs of revenues are expected to increase from current pro forma levels as the number of transactions processed on our Web sites increases. However, we anticipate that costs of revenues as a percentage of revenues will decrease due to efficiencies gained in infrastructure costs and the ticket fulfillment process due to economies of scale.

Operating Expenses

      Selling and Marketing. Pro forma selling and marketing expenses increased from $68.2 million to $127.8 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $59.6 million, or 87%. This increase was due to increased costs relating to the amortization of payments made to strategic distribution partners and additional advertising spending. Part of the increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts. We will continue to invest a significant amount in advertising programs to build our brand. Additionally, guaranteed payments under the AOL Agreement will continue to result in significant distribution costs. We expect a major portion of these costs will be offset by revenue under our advertising revenue sharing agreement with AOL.

      Technology and Development. Pro forma technology and development expenses increased from $12.1 million to $19.7 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $7.6 million, or 63%. This increase was due primarily to costs to enhance and maintain our transaction processing systems. These costs consist primarily of salaries and related costs, depreciation, repairs and maintenance and software licensing.

      General and Administrative. Pro forma general and administrative expenses increased from $14.2 million to $18.6 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $4.4 million, or 31%. This was due primarily to an increase in salaries and employee related costs that increased as a result of additional administrative requirements needed to support our growth and the Merger. Also, following the Merger, certain administrative costs were duplicative due to the integration of the administrative services of Preview Travel with the Company. We expect cost savings from the combined operations to lower general and administrative costs as a percentage of revenue.

      Integration Related Expenses. Pro forma integration related expenses include costs that are specifically associated with the Merger and the integration of the Company with Preview Travel. Pro forma integration expenses increased from $1.0 million to $2.6 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $1.6 million, or 159%. Pro forma integration expense for 1999 represents merger-related costs incurred by Preview Travel prior to the date of acquisition.

      Stock Compensation. Pro forma stock compensation expense increased from $3.5 million to $5.7 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $2.2 million, or 61%. This increase was due primarily to the expense associated with the Company's adoption of FIN 44. The increase was also due to the timing of stock compensation expense associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel, expense for unvested stock options held by former employees of Sabre which were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger.

      Amortization of Intangible Assets and Goodwill. Pro forma amortization of intangible assets and goodwill remained unchanged from the year ended December 31, 1999 compared to the year ended December 31, 2000.

Anticipated Losses

      The Company has incurred significant operating losses since its inception as an operating unit of Sabre, and has continued to incur losses since the Merger. For the future, our success will depend to a large extent on our ability to greatly increase sales volume so as to realize economies of scale and to increase revenue from advertising and vacation packages resulting in higher gross margins. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we expect to continue to incur lower costs as a percent of revenue resulting in declining operating losses until the second quarter of 2001, by the end of which time we expect to be at or close to cash profitability, excluding the effects of non-cash stock compensation expense and the amortization of goodwill and intangible assets.

Variability of Results

      We expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. Travel bookings typically increase during the first and second quarter in anticipation of summer travel and typically slow in the third and fourth quarter. Due to the significant quarterly growth of our business, this effect has not been historically evident in our operations, but may become so in the future. Internet and commercial online service usage and the rate of growth of such usage are expected to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause fluctuations in our operating results and could have a material adverse effect on our business.

      Other factors that may adversely affect our operating results include:

      o our ability to retain existing customers, attract new customers and encourage repeat purchases;

      o our ability to adequately maintain and upgrade our Web sites and technical infrastructure;

      o our ability to obtain travel inventory from travel suppliers on satisfactory terms, particularly in competition with alliances formed by travel suppliers;

      o     fluctuating gross margins due to a changing mix of revenues;

      o the amount and timing of operating costs related to expanding our operations;

      o general economic conditions or economic conditions specific to the Internet, online commerce and the travel industry;

      o the seasonal nature of the travel industry, Internet and commercial online service usage and advertising expenditures;

      o     our ability to attract and retain advertisers on our Web sites; and

      o advertising revenues from our agreement with AOL may fluctuate due to the effects of seasonality.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

      Net cash used for operating activities for the year ended December 31, 2000 was $53.3 million. This was primarily attributed to the net loss before non-cash charges, Sabre's interest in the Partnership and the prepayment to AOL, offset by depreciation and amortization. Net cash used for operating activities in 1999 was $12.8 million, which was due primarily to the net loss before non-cash charges, an increase in accounts receivable, and a decrease in the accounts payable to AMR affiliates. Net cash used for operating activities in 1998 was $19.4 million which was due to the net loss before non-cash charges and an increase in accounts receivable, partially offset by increases in accrued expenses and other liabilities and accounts payable to AMR affiliates.

      Net cash used for investing activities for the year ended December 31, 2000 was $62.4 million. This was primarily for the purchase of marketable securities, net, of $50.6 million with funds received from Sabre in the Merger and capital expenditures for furniture and fixtures, leasehold improvements and computer equipment to support our growth during the year of $11.7 million. Net cash used for investing activities in 1999 and 1998 were $0.5 million and $2.3 million, respectively. For 1999, investing activities included capital expenditures for furniture and fixtures and computer equipment. For 1998, investing activities included leasehold improvements, furniture and fixtures and computer equipment for a new facility for the customer service center.

      Net cash provided by financing activities for the year ended December 31, 2000 was $116.5 million. Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional $50 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements. Effective with the Merger, we began maintaining our own cash balances.

      Prior to the Merger with Preview Travel, we did not maintain cash or cash equivalents, but depended upon Sabre for the funding of our cash requirements. Sabre maintained all cash balances, charging or crediting us through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and purchase of goods and services. We incurred losses from our inception to the Merger, which were funded by Sabre, as we were an operating unit of Sabre. Cash advances for 2000, 1999 and 1998 were $6.8 million, $13.3 million and $16.6 million, respectively. All cash advances from Sabre were contributed to paid-in-capital effective with the Merger and are no longer due to Sabre.

      As of December 31, 2000, we had $71.6 million in cash and marketable securities. We believe that these funds will be sufficient to meet anticipated cash requirements through the second quarter of 2001 at which time the Company expects to have positive cash earnings (before the amortization of goodwill, intangibles and stock compensation expense). Thereafter, we anticipate that cash requirements will be funded by cash flows from operating activities. However, we cannot provide assurance that cash flows from operations of the Partnership will exist or will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL and Yahoo!, or to make capital expenditures or other expenditures necessary to support the anticipated growth of our business or to respond to competition. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

      In February 2001, the Company completed a cashless exercise of warrants granted to the Company as part of the affiliation agreement with HRN (see Note
10). In conjunction with this event, the Company received approximately 305,000 shares of Class A Common Stock of HRN. These shares will be treated as marketable securities and recorded at fair value in future periods.

      In March 2001, the Company completed a cashless exercise of additional HRN warrants. In conjunction with this, the Company recognized a loss on the exercise of approximately $2.9 million. As a result of this cashless exercise, the Company received an additional 115,000 shares of HRN Class A Common Stock.

      In 2001, we will use funds to enhance brand awareness and supplier relationships, to perform product development and for working capital. Payments due under our agreements with strategic distribution partners could also affect our liquidity. Revenues under the AOL agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, agreements with Yahoo!, Excite, and other distribution partners include guaranteed payments. In connection with these agreements, we expect that the Partnership will make aggregate future payments in at least the following amounts (in thousands):

           Year Ending December 31,
           ------------------------

              2001     $ 51,000
              2002       51,000
              2003       40,000
              2004       40,000
                       --------
                       $182,000
                       ========

      If AOL does not meet certain revenue targets, we may elect to operate under alternative terms and conditions set forth in the AOL agreement and we would no longer have any payment obligations to AOL. We expect to incur capital expenditures in 2001 of $25 to $30 million.

Inflation

      We believe that inflation has not had a material effect on our results of operations.

New Accounting Pronouncements

      The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At December 31, 2000, the Company was a party to certain derivative instruments that include warrants received from HRN in connection with an affiliation agreement (see Note 10). The Company currently estimates that upon adoption of FAS 133 it will report a gain of approximately $7.0 million from these warrants. The estimated gain is based on the Black-Scholes value of the warrants at December 31, 2000 and any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time the HRN stock is sold.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the application of revenue recognition and the presentation and disclosure of revenue in the financial statements. We believe our current revenue recognition polices are consistent with SAB 101.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44, which has been adopted prospectively by the Company as of July 1, 2000, requires significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

      FIN 44 contains provisions whereby employees are defined the same as they are under common law for purposes of applying APB 25. As a result, APB 25 does not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees are not considered to be employees of the grantor. Grants of equity awards made to such employees are required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants are required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value. For the year ended December 31, 2000, the company recognized approximately $2.7 million of expense related to FIN 44.

CAUTIONARY STATEMENT

      Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

RISK FACTORS

      Risks associated with an investment in the Company, and with achievement of the Company's forward-looking statements in this report, its news releases, Web sites, public filings, investor and analyst conferences and elsewhere include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on the Company's business, financial condition or results of operations. The Company may not succeed in addressing these challenges and risks.

A decline in commission rates or the elimination of commissions by airlines and other travel suppliers would reduce our revenues.

      A substantial portion of our revenue comes from the commissions paid by travel suppliers for bookings made through our online travel services. We do not have written commission agreements with most travel suppliers and accordingly, consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rates for bookings made through our Web sites or to pay commissions at all. If airlines, hotel chains or other travel suppliers reduce current industry commission rates or eliminate commissions entirely, our revenues would be significantly reduced. We cannot provide assurances that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins, and adversely affect our business, financial condition and results of operations.

      Recently, Northwest Airlines and its alliance partner KLM announced the elimination of commissions paid by them for tickets booked through the Internet. As a result of such action, we are now charging a $10 fee for all tickets booked on our Web sites for Northwest Airlines and KLM. The imposition of the $10 fee may discourage our consumers from purchasing such tickets from our Web sites. Some consumers may choose to purchase tickets for Northwest Airlines and KLM through a different vendor or from Northwest Airlines' and KLM's own Web sites. If other airlines or other travel suppliers discontinue payment of commissions for tickets booked through the Internet and, in turn, force us to charge a service fee, we could lose a large portion of our customers and consequently experience a material adverse effect on our business, financial condition and results of operations.

      We have also discontinued offering reservation booking capabilities for Southwest Airlines Co. on our Web sites. However, we do not expect that such action will have a material adverse effect on our business, financial condition and results of operations.

Travel industry consolidation, including the formation of strategic alliances and consortia to replace travel agencies, may harm our competitive position.

      We depend greatly on our relationships with airlines and other travel suppliers, and adverse changes in these relationships could affect the inventory of travel products available on our Web sites. Travel suppliers, including travel content providers, may not make their services and products available to us on satisfactory terms or at all, or may choose to provide their products and services only to our competitors. In addition, we cannot assure you that our travel suppliers will continue to sell products and services through global distribution systems on terms satisfactory to us. It is possible that in connection with industry consolidation, strategic alliances or other travel supplier consortia, airlines and other travel suppliers may choose not to distribute their travel products and services through online distribution sites such as ours. Airlines and other travel suppliers could decide to sell their travel products and services exclusively through other distribution channels or to otherwise restrict our access to their travel products and inventory. Either situation could significantly reduce the volume or breadth of travel products and services available on our Web sites. If we are unable to maintain or expand our relationships with airlines and other travel suppliers, our ability to offer and expand our travel service offerings or offer the lowest-priced travel inventory could be reduced and our sales and revenues could be materially adversely affected.

      Several major airline carriers have formed a joint sales agency known as "Orbitz," which operates as an online travel reservations service and currently plans to begin sales in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz will obtain favorable and in some cases exclusive access to certain airline fares and inventory and will enjoy other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. The U.S. Department of Justice, the U.S. Department of Transportation and the Attorneys General of twenty-one States and the Territory of Puerto Rico, are currently investigating whether these agreements and arrangements violate antitrust or aviation laws; however, we cannot assure you that these investigations will be resolved on terms satisfactory to the Company. If Orbitz is able to use its agreements with such carriers, and its other rights and benefits from them, to create a more comprehensive product or service offering than the Company, our sales and revenues could be materially adversely affected.

Adverse changes or interruptions in our relationships with distribution partners and other third party service providers could reduce our revenues.

      We rely on Yahoo!, AOL, Excite, @Home and other distribution partners for a significant amount of our customers. If we are unable to maintain satisfactory relationships with Yahoo!, AOL or Excite, or if these companies are unable to maintain their positive market presence and reputation and steer online traffic to our Web sites, our sales and revenue could decline, and our business, financial condition and results of operations could be adversely affected.

      Any discontinuance in the services provided to us by third parties, such as global distribution systems providers, web hosting providers and others, or any deterioration or interruption of their services, would prevent consumers from accessing or purchasing particular travel services through our Web sites, which would reduce our sales and revenues and adversely impact our business, financial condition and results of operations.

The revenues derived from our relationships with companies such as Yahoo! and AOL may not be sufficient to offset our significant financial commitments to those companies.

      We may not be able to achieve sufficient online traffic, travel bookings or commissions to justify our significant financial obligations to Yahoo! and AOL under various agreements. Under these agreements, we expect to pay at least $28 million to Yahoo! over a three year period and at least $200 million to AOL over a five year period. In addition, our financial obligations under these agreements may limit our operational flexibility in the future, which could materially affect our business, financial conditions and results of operations.

Conflicts of interest with Sabre could impede our business strategy and hurt our business.

      Sabre Holdings Corporation and its affiliates currently own 7.27% of the Company's issued and outstanding common stock and 33.0 million shares of the Company's Class A Common Stock, which are convertible into shares of common stock. If all of the Class A Common Stock were converted, Sabre Holdings Corporation and its affiliates' ownership of the Company's issued and outstanding common stock would increase from 7.27% to approximately 70%. There is no limit on the ability of Sabre Holdings Corporation and its affiliates to purchase shares of the Company's common stock in the open market.

      As a result of their stock ownership, Sabre Holdings Corporation and its affiliates exercise control over the Company and have the power to influence the election of a majority of the directors of the Company, the appointment of the Company's management and the approval of actions requiring a vote of the Company's stockholders. Currently, five of the Company's directors are either directors or officers of Sabre Holdings Corporation.

      Sabre Holdings Corporation and its affiliates' interests may conflict with the interests of the Company or the Company's other stockholders. Sabre Holdings Corporation and its affiliates could use their voting power to delay or prevent a change in control, even if it is in the best interest of the Company to effect such change in control or if a majority of the Company's other stockholders were in favor of such change. Furthermore, we cannot assure you that Sabre Holdings Corporation and its affiliates and the Company will be able to fairly resolve any potential conflicts of interest that may arise between them, whether in connection with the intercompany agreements between the parties or otherwise, or that any resolution will be as favorable to the Company as if it were dealing with an unaffiliated party.

Because we are affiliated with Sabre Holdings Corporation and its affiliates, potential strategic partners or vendors may not wish to enter into strategic relationships with us.

      Because of our affiliation with Sabre Holdings Corporation and its affiliates, potential strategic partners or vendors may not wish to enter, or may be contractually prohibited from entering into or expanding strategic relationships with us. If too many potential strategic partners were to decline strategic relationships with us, or if vendors were to limit their dealings with us because of our affiliation with Sabre, our business, operating results and financial condition could be materially adversely affected.

If we are unable to increase our brand recognition among consumers, we may not be able to attract new members and increase our revenues.

      We believe that establishing, maintaining and enhancing the Travelocity brand is critical to our efforts to attract new members and increase our revenues. The number of Web sites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these Web sites already have well-established brands in online services or the travel industry generally. Promotion of the Travelocity brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition to attract and retain online consumers and to respond to competitive pressures. However, we cannot provide assurance that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals. Our inability to effectively promote our brand could have a material adverse affect on our business, financial condition and results of operations. Even if the Company is successful in promoting its brand, the increased brand recognition may not economically justify the cost of brand promotion needed to achieve that recognition.

The success of our business is dependent on the continued use and growth of the Internet and the extent of acceptance and profitability of online commerce.

      Our future revenues and profits depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet involve a high level of uncertainty. If the growth of the Internet does not continue or if consumers cease to accept the Internet as a medium of commerce, our business, financial condition and results of operations will be adversely affected.

      The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services. Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to adversely affect the level of Internet usage and the processing of transactions on our Web sites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs. Such costs may adversely affect our business, financial condition and results of operations.

Declines or disruptions in the travel industry could reduce our revenues.

      Our business and operations rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. Our sales and revenues would be significantly reduced as a result of a decline in travel by consumers. Events that tend to reduce travel would reduce our sales and revenues, including:

      o price escalation in the airline industry or other travel-related industries;

      o     airline or other travel related strikes;

      o     political instability and hostilities;

      o     regional hostilities and terrorism;

      o     unusual periods of bad weather;

      o     fuel price escalation;

      o     increased occurrence of travel-related accidents; and

      o     economic downturns and recessions.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our services to customers.

      In order to remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our Web sites. If we fail to continually improve our Web sites' speed, personalization and customer service, we could lag behind competitors or our Web sites could become obsolete. As a result, we could lose market share and our revenues would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our services depend on complex search mechanisms to find the best available fares. If our competitors develop technology to help consumers find the best fares more quickly or easily, or at a cheaper cost, then we may also lose market share. In order remain competitive, we may have to incur substantial costs and expenses to respond to the increasingly sophisticated requirements of online consumers and suppliers. Such costs and expenses may have a material adverse effect on our business, financial condition and results of operations.

Security breaches in our systems or credit card fraud could damage our reputation and cause us to lose customers.

      Consumer concerns over the security of transactions conducted on the Internet and over privacy issues may inhibit the growth of the Internet and online commerce. The security of our customers confidential transaction data could be jeopardized as a result of the accidental or intentional acts of Internet users, our current and former employees or others, or computer viruses. If we experience credit card fraud or if there is a breach in the security of our systems, we could lose consumers' confidence and consequently, their business. In addition, we may be liable for damages caused by security breaches. Such liability could increase our expenses and exhaust our resources, which could have a material adverse effect on our business, financial condition and results of operations.

      Security breaches experienced by other electronic commerce companies could reduce consumers' confidence in our Web sites. Although we plan to continue to use encryption and authentication technology, these measures can be circumvented. The costs required to continually upgrade our security measures could be prohibitively expensive and could result in delays or interruption of service that could result in a loss of consumers.

Our computer systems may suffer system failures, capacity constraints and business interruptions which could increase our operating costs and cause us to lose customers.

      The interruption, impaired performance or insufficient capacity of our systems could lead to interruptions or delays in our service, loss of data or our inability to process reservations, which could cause us to lose customers. Our systems and operations can be damaged or interrupted by fire, flood, power loss, telecommunications failure, viruses, earthquake, tornado and similar events and our redundant systems or disaster recovery plans may not be adequate. If any of such events occur, it may have a material adverse effect on our business, financial condition and results of operations. We must continually devote substantial financial, technical and operational resources to expand and upgrade our systems and infrastructure.

We expect to continue to incur net losses and we cannot accurately predict when we will operate profitably.

      We anticipate that the Company will incur future losses. The Company incurred net losses of $20.6 million and $46.9 million in 1999 and 2000, respectively. We expect our operating expenses to increase significantly as we develop and expand our services, expand our domestic and international operations, enhance the Travelocity brand, fund site and content development and invest in operating infrastructure. We will need to grow our revenues significantly in order to become and stay profitable. If our revenues do not grow as expected to defray the estimated costs and expenses, there could be a material adverse effect on our business, operating results and financial condition.

Our stock price could fluctuate significantly.

      We are an Internet-related company engaged in electronic commerce. Market prices for stocks of this type have been volatile and as a result, the market price of our common stock could experience extreme price fluctuations. If revenues or earnings are less than expected for any quarter, the market price of our common stock could significantly decline, even if the decline in our revenues or earnings is not reflective of any long-term problems with our business, financial condition and operating results. The market price of our common stock could also fluctuate significantly as a result of sales or distributions by our investors who own a substantial number of shares of our common stock.

Evolving government regulation could impose taxes or other burdens on our business which could increase our costs or decrease demand for our products.

      Increased regulation of the Internet or different applications of existing laws might slow the growth of the use of the Internet and commercial online services, which could decrease demand for our services, increase the cost of doing business or otherwise reduce our sales and revenues.

      Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. If this legislation is not renewed when it terminates, state and local governments could impose taxes on Internet-based sales. These taxes could decrease the demand for our products and services or increase our costs of operations, which would have a material adverse effect on our business, financial condition and results of operations.

      Data collection, protection and privacy issues are a growing concern in the U.S, and many countries around the world in which Company does business or may do business in the future. Evolving government regulation in these areas could limit or restrict Company's ability to market its products and services to consumers, increase Company's costs of operation and lead to a decrease in demand for our products and services, which would have a material adverse effect on our business, financial condition and results of operation.

Our continued success depends on the continuing efforts of a few individuals and our ability to continue to attract, retain and motivate highly skilled employees.

      The loss of the services of Terrell B. Jones, our President and Chief Executive Officer, could harm our ability to execute our business strategy and expand our operations. Mr. Jones may not be able to fulfill his responsibilities adequately or he may choose to leave us. Our success also depends on our ability to hire, train, retain and manage highly skilled employees. There is a significant shortage of, and intense competition for, personnel who are technically skilled. We cannot assure you that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees we hire.

Our ability to promote our services in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions is restricted.

      An agreement between Sabre and Abacus International Pte Ltd., the operator of a global distribution system, may restrict us from directing promotions of our services specifically to consumers in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions. The agreement also provides Abacus the first opportunity to market our underlying technology to Internet service providers in the restricted area. In addition, after we become profitable, we will be required to transfer a proportional amount of revenues based upon the percentage of bookings made in the restricted marketing area to a joint venture between Sabre and Abacus. We will be able to deduct all direct and indirect costs from bookings made from the restricted area. These restrictions may in the future limit us from expanding our operations in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      Effective with the Merger on March 7, 2000, we began maintaining our own cash balances. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The Company maintains an investment policy intended to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. We do not plan to use derivative financial instruments to manage or reduce market risk. We mitigate default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Investments include only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintain a prudent amount of diversification.

      At December 31, 2000, our combined short-term and long-term investments in marketable securities were $70.7 million. If interest rates were to decline an average of 10% in 2001 compared to 2000, our total return on these investments would decrease approximately $370,000. These amounts were determined by applying the hypothetical interest rate change to the Company's marketable securities balance as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                        Page
                                                      --------

        Report of Ernst & Young LLP, Independent
        Auditors                                         F-1
        Consolidated Balance Sheets                      F-2
        Consolidated Statements of Operations            F-3
        Consolidated Statements of Cash Flows            F-4
        Consolidated Statements of Stockholders'
          Equity (Deficit)                               F-5
        Notes to Consolidated Financial
          Statements                                     F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Travelocity.com Inc.

      We have audited the accompanying balance sheets of Travelocity.com Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travelocity.com Inc. at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Dallas, Texas
January 15, 2001,
except for Note 15, as to
which the date is March 12, 2001

TRAVELOCITY.COM INC.
CONSOLIDATED  BALANCE SHEETS
(In thousands)
- --------------------------------------------------------------------------------

                                                                                  December 31,  December 31,
                                                                                      2000         1999
                                                                                    ---------    --------
Assets
Current assets
    Cash                                                                            $     859    $     --
    Marketable securities                                                              70,696          --
    Accounts receivable, net of allowance for doubtful accounts of $649
        at December 31, 2000                                                           19,196       3,259
    Prepaid expenses and other current assets                                          18,755         195
                                                                                    ---------    --------
      Total current assets                                                            109,506       3,454

Property and equipment
    Buildings and leasehold improvements                                                3,692         726
    Furniture, fixtures and equipment                                                   3,608         995
    Computer equipment                                                                 22,828       1,342
                                                                                    ---------    --------
                                                                                       30,128       3,063
    Less accumulated depreciation and amortization                                    (12,347)     (1,118)
                                                                                    ---------    --------
      Total property and equipment                                                     17,781       1,945

Intangible assets, net of accumulated amortization of $75,464 and $4,810 at
   December 31, 2000 and December 31, 1999, respectively                              198,113       4,190
Other assets                                                                            2,568          50
                                                                                    ---------    --------
        Total assets                                                                $ 327,968    $  9,639
                                                                                    ---------    --------

Liabilities and stockholders' equity
Current liabilities
    Accounts payable                                                                $   6,242    $  7,114
    Accrued compensation and related benefits                                           3,910         676
    Payable to affiliates                                                                 191          28
    Other accrued liabilities                                                           7,310         955
                                                                                    ---------    --------
      Total current liabilities                                                        17,653       8,773

Payable to affiliates                                                                      --      68,884
Deferred revenue                                                                        2,918          --
Other liabilities                                                                       1,109         544
Commitments and contingencies

Stockholders' equity (deficit)
    Series A Preferred Stock, $.001 par value; 7,000 shares authorized at
       December 31, 2000; no shares issued                                                 --          --
    Common Stock, $.001 par value; 135,000 shares authorized; 16,199 shares
       issued and outstanding at December 31, 2000                                         16          --
    Class A Common Stock, $.001 par value; 33,000 and 3,000 shares authorized, issued and outstanding at December 31, 2000 and December 31, 1999,
       respectively                                                                        33           3
    Class B Common Stock, $.001 par value; 75,000 and 1,500 shares authorized
       at December 31, 2000 and December 31, 1999, respectively; no shares issued          --          --
    Contributions from affiliates                                                          --       7,841
    Stock subscription receivable from affiliate                                           --          (3)
    Additional paid-in capital                                                        424,903          --
    Equity options outstanding                                                          4,225          --
    Accumulated deficit                                                              (122,889)    (76,403)
                                                                                    ---------    --------
      Total stockholders' equity (deficit)                                            306,288     (68,562)
                                                                                    ---------    --------
      Total liabilities and stockholders' equity                                    $ 327,968    $  9,639
                                                                                    ---------    --------

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                 Year Ended December 31,
                                                           --------------------------------
                                                              2000        1999        1998
                                                           ---------    --------    --------
Revenues
    Transaction                                            $ 139,814    $ 54,567    $ 18,370
    Advertising                                               47,374       8,591       2,821
    Other                                                      5,482       1,029          47
                                                           ---------    --------    --------
      Total revenues                                         192,670      64,187      21,238
    Costs of revenues                                         72,131      40,255      19,067
                                                           ---------    --------    --------
    Gross profit                                             120,539      23,932       2,171

Operating expenses
    Selling and marketing                                    120,112      29,532      10,608
    Technology and development                                18,507       9,624       8,483
    General and administrative                                16,698       5,407       4,360
    Expenses related to integration of Preview
       Travel                                                  1,537          --          --
    Stock compensation (1)                                     4,882          --          --
    Amortization of intangible assets and
       goodwill                                               72,607          --          --
                                                           ---------    --------    --------
      Total operating expenses                               234,343      44,563      23,451
                                                           ---------    --------    --------
Operating loss                                              (113,804)    (20,631)    (21,280)

Other income
    Interest income, net                                       3,689          --          --
     Other income, net                                         1,127          --          --
                                                           ---------    --------    --------
     Loss before Sabre's interest in partnership            (108,988)    (20,631)    (21,280)
 Sabre's interest in partnership                              62,086          --          --
                                                           ---------    --------    --------
Net loss attributable to common
   stockholders                                            $ (46,902)   $(20,631)   $(21,280)
                                                           =========    ========    ========

Loss per common share, basic and diluted                   $   (2.17)         --          --
                                                           =========    ========    ========
Weighted average common shares used in
loss per common share computation:
     Basic and diluted                                        21,647          --          --
                                                           =========    ========    ========

(1) Stock compensation relates to the following:

                                                                 Year Ended December 31,
                                                           ---------------------------------
                                                                2000        1999        1998
                                                           ---------    --------    --------
    Costs of revenues                                      $      29    $     --    $     --
    Selling and marketing                                      1,687          --          --
    Technology and development                                   164          --          --
    General and administrative                                 3,002          --          --
                                                           ---------    --------    --------
      Total revenues                                       $   4,882    $     --    $     --
                                                           =========    ========    ========

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

- -------------------------------------------------------------------------------------

                                                          Year Ended December 31,
                                                    ---------------------------------
                                                       2000        1999        1998
                                                    ---------    --------    --------
Operating Activities
Net loss                                            $ (46,902)  $ (20,631)   $(21,280)
Adjustments to reconcile net loss to cash used
   for operating activities

   Depreciation and amortization                      108,769       2,833       2,412
   Stock compensation                                   4,929          --          --
   Sabre's interest in partnership                    (62,086)         --          --
   Gain on sale of investments                         (1,127)         --          --
   Changes in operating assets and liabilities:
     Accounts receivable and other assets             (15,934)       (781)     (2,109)
     Accounts payable, accrued and other
       liabilities                                     (3,956)      7,206         628
     Prepayment to strategic distribution partner     (40,000)         --          --
     Deferred revenue                                   2,918          --          --
     Payable to affiliates                                 93      (1,395)        973
                                                    ---------    --------    --------
   Cash used for operating activities                 (53,296)    (12,768)    (19,376)

Investing Activities
Cash acquired from Preview Travel, net of direct
  acquisition costs                                       827          --          --
Additions to property and equipment                   (11,717)       (522)     (2,346)
Net increase in marketable securities                 (50,597)         --          --
Other investing activities, net                          (906)         --          --
                                                    ---------    --------    --------
   Cash used for investing activities                 (62,393)       (522)     (2,346)

Financing Activities
Cash advances from Sabre affiliates                     6,818      13,290      16,618
Contribution from affiliates                               --          --       5,104
Contribution of cash to the Partnership by Sabre
  in connection with the Merger                        52,680          --          --
Proceeds from issuance of common stock                 54,000          --          --
Proceeds from exercise of stock options                 3,786          --          --
Other                                                    (736)         --          --
                                                    ---------    --------    --------
   Cash provided by financing activities              116,548      13,290      21,722
                                                    ---------    --------    --------

Increase in cash and cash equivalents                     859          --          --
Cash at beginning of the period                            --          --          --

Cash at end of the period                           $     859    $     --    $     --
                                                    =========    ========    ========

Supplemental cash flow information:
     Cash payments for interest                     $      88    $     --    $     --
                                                    =========    ========    ========

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
In thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Contri-       Stock
                                                 Series A                  Class A      Class B   butions        Sub-     Additional
                                                 Preferred     Common      Common       Common     From       Scription     Paid-in
                                                   Stock       Stock       Stock        Stock    Affiliates   Receivable    Capital
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1997                      $    --    $     --    $     --    $        --   $ 2,737    $      --    $     --
Net loss                                               --          --          --             --        --           --          --
Contribution from Sabre                                --          --          --             --     5,104           --          --
                                                  -------    --------    --------    -----------   -------          ---    --------
Balance at December 31, 1998                                                                         7,841
Net loss                                               --          --          --             --        --           --          --

Issuance of common stock to affiliate                  --          --           3             --        --           --          --

Stock subscription receivable from affiliate           --          --          --             --        --           (3)         --
                                                  -------    --------    --------    -----------   -------          ---    --------
Balance at December 31, 1999                           --          --           3             --     7,841           (3)         --
Net loss                                               --          --          --             --        --           --          --

Contribution of the assets and liabilities of
     the Travelocity Division by Sabre                 --          --          --             --    (7,841)           3      80,721


Conversion by Sabre of 3,000 Class A common
     shares to 33,000 Series A preferred shares        33          --          (3)            --        --           --       8,619

Conversion of 33,000 Series A preferred shares
     to 33,000 Class A common shares                  (33)         --          33             --        --           --          --

Issuance of 14,378 common shares in connection
     with the merger with Preview Travel               --          14          --             --        --           --     276,749

Issuance of 1,350 common shares for cash               --           1          --             --        --           --      53,999

Issuance of 471 common shares pursuant to stock
     option, restricted stock incentive and
     stock purchase plans                              --           1          --             --        --           --       4,693

Stock based compensation for consultants and
     employees of the Company and Travelocity
     Holdings                                          --          --          --             --        --           --         122
Unrealized gains on investments                        --          --          --             --        --           --          --
                                                  -------    --------    --------    -----------   -------          ---    --------

Balance at December 31, 2000                      $    --    $     16    $     33    $        --   $    --    $      --    $424,903
                                                  =======    ========    ========    ===========   =======    =========    ========

- ------------------------------------------------------------------------------------------
                                                     Equity       Accumu-
                                                    Options        lated
                                                   Outstanding    Deficit       Total
                                                 ----------------------------------------
Balance at December 31, 1997                       $       --     $ (34,492)   $ (31,755)
Net loss                                                   --       (21,280)     (21,280)
Contribution from Sabre                                    --            --        5,104
                                                        -----     ---------    ---------
Balance at December 31, 1998                                         55,772       47,931
Net loss                                                   --       (20,631)     (20,631)

Issuance of common stock to affiliate                      --            --            3

Stock subscription receivable from affiliate               --            --           (3)
                                                        -----     ---------    ---------
Balance at December 31, 1999                               --       (76,403)     (68,562)
Net loss                                                   --       (46,902)     (46,902)

Contribution of the assets and liabilities of
     the Travelocity Division by Sabre                     --            --       72,883


Conversion by Sabre of 3,000 Class A common
     shares to 33,000 Series A preferred shares            --            --        8,649

Conversion of 33,000 Series A preferred shares
     to 33,000 Class A common shares                       --            --           --

Issuance of 14,378 common shares in connection
     with the merger with Preview Travel                   --            --      276,763

Issuance of 1,350 common shares for cash                   --            --       54,000

Issuance of 471 common shares pursuant to stock
     option, restricted stock incentive and
     stock purchase plans                                  --            --        4,694

Stock based compensation for consultants and
     employees of the Company and Travelocity
     Holdings                                           4,225            --        4,347
Unrealized gains on investments                            --           416          416
                                                        -----     ---------    ---------

Balance at December 31, 2000                     $      4,225     $(122,889)   $ 306,288
                                                 ============   ===========    =========

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

1. General Information

      Travelocity.com Inc. ("Travelocity" or the "Company") is, after giving effect for the merger with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 (the "Merger"), the largest online travel agency. The Company was incorporated in Delaware on September 30, 1999 as a wholly-owned subsidiary of Sabre Holdings Corporation ("Sabre").

      Travelocity is a holding company whose sole asset is partnership units of Travelocity.com LP (the "Partnership"), a Delaware limited partnership, formed on September 30, 1999. Effective upon the consummation of a merger
(the "Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity business unit of Sabre (the
"Travelocity Division") and Preview Travel as described in Note 3.

      The Company, through the Partnership, is engaged in consumer-direct travel distribution over the Internet. Through its online travel Web sites, which are accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. The Company features booking and purchase capability for airlines, car rental and hotel companies, cruises and vacation packages, and offers access to a database of information regarding specific destinations and other information of interest to travelers. The Internet address for the Company's main Web site is www.travelocity.com.

      The Company and Sabre are the partners in the Partnership. The Company currently holds an approximate 39% equity interest in the Partnership, with the remaining approximate 61% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds approximately 22% equity interest in the Company. Sabre currently beneficially holds approximately 70% economic interest in the Partnership - that is:

      o approximately 61% equity interest held directly and indirectly through wholly-owned subsidiaries, plus

      o approximately 9% equity interest held through the Company - that is, 22% (Sabre's equity interest in the Company) of 39% (the Company's equity interest in the Partnership).

      Sabre's common stock and Class A Common Stock holdings represent an approximate 70% voting interest in the Company. Through this voting interest, Sabre is able to significantly influence the management and affairs of the Company and all matters requiring stockholder approval.

2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. For periods prior to the Merger, the financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a division of Sabre for periods prior to the Merger, and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs, which are described in Note 11, incurred by Sabre on behalf of the Company.

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

      The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During 2000, the Company recognized net losses totaling approximately $1.2 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. When the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

      Use of Estimates. The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions.

      Cash and Cash Equivalents. Effective with the Merger, the Company began to maintain its own cash and cash equivalents. Short-term investments, without regard to remaining maturity at acquisition, are not considered cash equivalents for purposes of the statements of cash flows. Prior to the Merger, the Company had not maintained cash or cash equivalents. Sabre had maintained all cash balances, charging or crediting the Company through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and the purchases of goods and services.

      Financial Instruments. Except for certain warrants held by the Company, the carrying value of the Company's financial instruments, including cash, investments and accounts receivable generally approximate their respective fair values at December 31, 2000 and 1999. The warrants will be recorded at fair value upon adoption by the Company of FAS 133 described below.

      Depreciation and Amortization. The Company's depreciation and amortization policies are as follows:

        Property and Equipment
          Computer equipment                3 to 5 years
          Furniture and fixtures            5 to 15 years
          Leasehold improvements            Lesser of lease term or useful life
          Intangible assets                 1 to 7 years
        Property under capital leases       Lease term
        Goodwill                            Estimated economic life


      Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property and equipment totaled approximately $7,707,000, $786,000 and $365,000 in 2000, 1999 and 1998, respectively. Intangible assets, including goodwill, are amortized on the straight-line basis, over the lesser of estimated useful life or contractual right of use. Amortization of intangible assets totaled approximately $74,639,000 in 2000 and $2,048,000 in each of 1999 and 1998. Accumulated amortization of intangible assets approximated $75,464,000 and $4,810,000 at December 31, 2000 and 1999, respectively (see Notes 3 and 10).

      Revenue Recognition. The Company provides online travel services through Travelocity.com, its proprietary online travel Web site, as well as certain co-branded sites operated in conjunction with other Internet sites. Most of the reservations made through these sites are booked through the Sabre system. For 1999, booking fees were collected from air, car rental and hotel vendors and other providers of travel related products and services ("associates") by Sabre and transferred to the Company. After 2000, the Company received booking incentives under an access agreement with Sabre for travel bookings made through the Sabre system. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 2000 and 1999, the Company had recorded booking fee cancellation reserves of approximately $237,000. Transaction revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

      Transaction revenue also includes commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt.

      Advertising revenues are derived primarily from our advertising revenue sharing agreement with America Online, Inc. ("AOL") and the delivery of advertising impressions on the Company's Web sites. Advertising revenues are recognized in the period that advertising impressions are delivered. Licensing and royalty fees are derived from operating certain airline reservation sites and are recognized in the period earned.

      Advertising Costs. The Company generally recognizes advertising expense as incurred. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled approximately $51,284,000, $16,520,000 and $4,072,000 during 2000, 1999 and 1998, respectively.

      Software Development Costs. Through December 31, 1998, the Company accounted for the costs of developing and testing new or significantly enhanced products and Web site features in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("FAS 86"). Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established, which is achieved upon completion of a detailed program design or a working model. Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs. No amounts have been capitalized pursuant to FAS 86.

      Effective January 1, 1999, the Company adopted the provisions of SOP 98-1, Accounting for Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics development for the Company's Web sites. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, are incurred during the preliminary project stage, or are incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's Web sites are also expensed as incurred. The effect of the adoption of SOP 98-1 was not significant. Amounts capitalized for internally developed software were not significant.

      Research and development costs included in technology and development approximated $650,000, $300,000 and $137,000 for 2000, 1999 and 1998,
respectively.

      Income Taxes. The results of operations of the Travelocity Division were included in the consolidated federal income tax return of AMR, Sabre's former parent company for periods prior to the Merger. Sabre and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provided for the allocation of tax liabilities during the tax periods Sabre and its operating divisions and subsidiaries are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires Sabre to pay to AMR the amount of federal, state and local income taxes that Sabre would have paid had it not been a member of the AMR consolidated tax group. Sabre and its operating divisions and subsidiaries, including the Travelocity Division, are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which Sabre is included in the AMR consolidated group. AMR has agreed, however, to indemnify Sabre and its operating divisions and subsidiaries for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than Sabre.

      The Company will separately report and file federal, state, and local income tax returns for the taxable periods beginning March 8, 2000. Included in the Company's taxable results of operations is its proportionate share of the results of operations of the Partnership.

      The Company has computed its provision for deferred income taxes using the liability method as if it were a separate taxpayer for all periods presented. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. A valuation allowance has been recorded to reflect management's judgment about the realization of the net deferred tax assets in future years.

      Impairment of Long-Lived and Intangible Assets. The carrying amount of long-lived and intangible assets, including goodwill, is periodically reviewed by management to determine if facts and circumstances suggest that such amount may be impaired. In performing such reviews, management considers the performance of the Company in comparison to prior projections and plans and market considerations.

      Stock Awards and Options. Stock awards and stock options granted to employees of the Company and the Partnership, including awards of Sabre stock and stock options and awards of AMR stock and stock options granted prior to the incorporation of Sabre, have been accounted for in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service necessary to earn the award.

      In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44, which has been adopted prospectively by the Company as of July 1, 2000, requires significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. See Note 13 for details describing the effects on the adoption of FIN 44.

      FIN 44 contains provisions whereby employees are defined as they are under common law for purposes of applying APB 25. As a result, APB 25 does not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees are not considered to be employees of the grantor. Grants of equity awards made to such employees are required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants are required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

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

      A substantial portion of the Company's revenues comes from commissions paid by travel supplier for bookings made through the Company's Web sites. Transaction revenue from air commissions represented 33.3%, 35.9% and 36.2% of total revenues for 2000, 1999 and 1998, respectively.

      Except by agreement, travel suppliers are not obligated to pay any specified commission rates for bookings made through the Company's Web sites or to pay any commissions at all. If airlines, hotel chains and/or other travel suppliers reduce or eliminate current commission rates, or end agreements to pay commissions, the Company's revenues could be reduced significantly.

      The Company generally relies on unrelated service entities to accumulate, process and remit these revenues. Discontinuance of these services could result in disruption to the Company's business and accordingly have a material adverse effect on its results of operations, financial position and cash flow.

      The Company had incurred losses since its inception, which, prior to the Merger, had been funded by Sabre, as the Company was an operating unit of Sabre.

      The Company is subject to risks and uncertainties common to growing technology based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party and Sabre technology, new service introductions, activities of competitors, dependence on key personnel, international expansion, and limited operating history.

      The Company's customers are primarily located in the United States and are concentrated in the Internet and travel industry. For the year 2000, approximately 40% of the Company's revenue was derived from alliances with strategic partners such as AOL, Yahoo!, Excite and @Home. Two key partners represent a significant portion of that revenue. A loss of either of these relationships could have a material adverse effect on the Company's revenues. Revenue from Delta Air Lines during 1999 was approximately $6.7 million, which represented 10.5% of the Company's revenues. During 1998, revenues from Delta Air Lines, US Airways, Inc. and AMR were approximately $2.7 million, $2.6 million and $2.2 million, respectively, which represented 12.3%, 11.6% and 10.0%, respectively, of the Company's revenues. At December 31, 2000, amounts receivable from one customer totaled approximately $8.7 million, or 45% of the Company's accounts receivable. The Company's receivables are generally unsecured and, historically, bad debts have not been significant.

      As part of the Company's standard agreement with airlines, much like any other travel agency, the Company must pay face value to the air travel provider in the event tickets sold on its web sites are purchased fraudulently. If a significant amount of fraudulent purchases were to be made through the Company's Web sites, the Company could incur losses relating to the payments due to air travel providers of a material amount. Historically, the Company's losses relating to such fraudulent purchases have not been material.

      Segments. The operations of the Company are organized, managed and evaluated by the Company's chief operating decision maker as a single segment providing consumer-direct travel reservations. Accordingly, the Company's Web sites and the co-branded Web sites are managed as one business. Direct incremental costs of the Company's advertising and other revenues are not significant. Revenues from customers outside the United States represent less than 10% of our total revenues.

      Recent Accounting Pronouncements. The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At December 31, 2000, the Company held warrants received by the Partnership from Hotel Reservations Network, Inc. ("HRN") (see Note 10) in connection with an affiliation agreement. The Company currently estimates that upon adoption it will report a gain of approximately $7.0 million from these warrants. The estimated gain is based on the Black-Scholes value of the warrants at December 31, 2000 and any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time the HRN stock is sold. At December 31, 2000, the carrying value of the HRN warrants was approximately $2.5 million.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the application of revenue recognition and the presentation and disclosure of revenue in the financial statements. The Company believes that its revenue recognition polices are consistent with SAB 101.

3. Merger with Preview Travel and Related Transactions

      On March 7, 2000, the Company merged with Preview Travel. In the Merger, Preview Travel, which was also engaged in consumer direct Internet travel distribution, was merged with and into the Company, with the Company being the surviving corporation. Each share of Preview Travel common stock was converted into one share of the Company's common stock. Approximately 14.4 million shares of the Company's common stock were issued to former Preview Travel stockholders in the Merger. The shares of the Company's common stock beneficially held by Travelocity Holdings at December 31, 1999 were converted in the Merger into 33.0 million shares of Series A Preferred Stock (see Note 9). Travelocity Holdings also owns 1.2 million shares of the Company's common stock from the investment of $50 million prior to the Merger. Additionally, Yahoo! purchased approximately 175,000 shares of the Company's common stock on the date of the Merger.

      Immediately after the Merger, the Company contributed all of the Preview Travel assets and liabilities to the Partnership as well as the $50 million received from Travelocity Holdings. In exchange, the Company received partnership units representing in total an approximate 39% equity interest in the Partnership. As a result, the Company became a holding company whose sole asset is its interest in the Partnership.

      The cost of the acquisition of Preview Travel was approximately $287.2 million, measured as the fair market value of Preview Travel's outstanding common stock on October 1, 1999, the last trading day before the Merger agreement was announced, plus the value of the vested options of Preview Travel assumed by the Company in the Merger, and other costs directly related to the Merger as follows (in thousands):

         Fair market value of Preview Travel's common  stock           $253,395
         Fair market value of Preview Travel stock options               23,655
         Investment advisor, legal, accounting and other
           professional fees and expenses                                 9,657
         Other costs directly related to the Merger                         493
                                                                       --------
         Total                                                         $287,200
                                                                       ========



    The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):

           Working capital                               $    2,946
           Property and equipment                             4,055
           Marketable securities-long term                   12,262
           Noncurrent liabilities                              (624)
           Goodwill                                         268,561
                                                           --------
           Total                                           $287,200
                                                           ========


      The estimates of fair value were determined by the Company's management based on information furnished by management of Preview Travel and independent valuations of the net assets acquired, including intangible assets.

      The goodwill recorded in the Merger is being amortized over a three-year period.

      The following unaudited pro forma information presents the Company's results of operations as if the Merger, the contribution agreements and other agreements entered into at the effective date of the merger by the Partnership and Sabre had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company and Preview Travel for periods prior to the Merger date, March 7, 2000. This pro forma information does not purport to be indicative of what would have occurred had the Merger occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):

                                                   Year Ended December 31,
                                                ---------------------------
                                                  2000               1999
                                                  ----               ----
                                                         (Unaudited)

        Revenues                                $ 201,342          $  90,941
                                                ---------          ---------
        Net loss                                $ (51,419)         $ (51,545)
                                                ---------          ---------

        Basic and diluted loss per share        $   (2.74)         $   (3.06)
                                                ---------          ---------

   The Partnership

      Travelocity.com LP is a Delaware limited partnership. Applicable Delaware law and the partnership agreement govern its operations. Following the Merger, the Partnership owns the combined Travelocity Division and Preview Travel businesses and has full power and authority to operate the Travelocity business. The Partnership is governed by a nine member board of directors. Sabre has the right to elect four directors of the Partnership, and the Company has the right to elect the remaining five directors.

      The partners in the Partnership are:

      o the Company and its wholly-owned subsidiary, Travelocity.com LP Sub, Inc., and

      o Sabre and its wholly-owned subsidiaries Travelocity Holdings and TSGL Holding (the "Sabre Partners").

      The general partners are the Company and Travelocity Holdings. The other partners are limited partners.

      Partnership Units Equivalent to Travelocity's Common Stock. One partnership unit is economically equivalent to one share of the Company's common stock. For this reason, when the Company issues new common shares, the Partnership will issue additional partnership units to the Company, and when the Company acquires its own common shares, it will return the same number of partnership units to the Partnership.

      To enable the Sabre Partners to maintain their proportionate interest in the Partnership, Travelocity Holdings has the right to contribute cash or property to the Partnership in exchange for partnership units when the Partnership issues additional partnership units to the Company because the Company is issuing new shares of common stock. However, the Sabre Partners do not have this right when the Company issues its common stock to employees upon the exercise of stock options. The Sabre Partners' equity interest in the Partnership, and the equity interest of the Company's public stockholders, are diluted in such case.

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

      Partners' Accounts and Distributions. The partnership agreement contains customary provisions regarding the partners' capital accounts, the allocation of profits and losses, and distributions to the partners. The Partnership will make distributions to the partners so they may pay any taxes they incur in connection with their proportionate share of the results of operations of the Partnership. As the tax matters partner, Travelocity Holdings will make tax elections for the Partnership and cause the Partnership to prepare tax returns.

      The Partnership agreement provides that the Company must contribute to the Partnership the tax benefit that the Company realizes from the utilization of net operating loss carryforwards acquired from Preview Travel in the Merger. As a result, the partners will share the benefit associated with Preview Travel's losses in proportion to their ownership of the Partnership. In addition, the partnership agreement provides that the Company must make contributions to the Partnership if the Company receives tax benefits attributable to its share of the Partnership's losses.

4.    Comprehensive Income

      Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended December 31, 2000, 1999 and 1998 there were no significant differences, consisting solely of unrealized gains on marketable securities, between the Company's comprehensive loss and its net loss.

5.    Loss Per Common Share

      Net loss per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding.

      The weighted average shares used in the calculation of basic earnings per share for the twelve months ended December 31, 2000 have been calculated as if the 33.0 million shares of Class A Common Stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, basic earnings per share has been computed as if Sabre's 33.0 million shares of Class A Common Stock had been converted into 3.0 million shares of common stock. The common shares issued to stockholders in connection with the Merger are also included in the weighted average share calculation from the date of issuance through December 31, 2000.

      Outstanding employee stock options at December 31, 2000 to purchase approximately 4.9 million shares of the Company's common stock and 30.0 million shares of Class A Common Stock held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

6.    Marketable Securities

      Effective with the Merger, the Company began to administer its own investment portfolio. The Company maintains an investment policy intended to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use derivative financial instruments to manage or reduce market risk. The Company's investment policy is to invest in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. Investments include only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      Marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

      All investments are classified as current assets. The Company's investments at December 31, 2000 include the following (in thousands):

        Overnight money market
        investments                   $  3,136
        Corporate notes                 39,543
        Asset-backed securities         22,049
        U.S. Government treasuries       5,968
                                      --------
             Total                    $ 70,696
                                      ========

The market value and contractual maturities of investments at December 31, 2000 are as follows (in thousands):



        Due in one year or less         $ 23,604
        Due after one year to three
          years                           44,071
        Due after three years              3,021
                                        --------
             Total                      $ 70,696
                                        ========

7.    Commitments and Contingencies

      At December 31, 2000, the Company was committed to certain capital leases for office and computer equipment that were acquired effective with the Merger on March 7, 2000. The leases expire over a period of one to three years. The current and long-term portions of capital lease obligations are reported in the balance sheet at December 31, 2000 in other accrued liabilities and other liabilities, respectively. In July 2000, the Company entered into an operating lease agreement with a third party for the lease of our headquarters facility. At December 31, 2000 our future minimum lease payments required under our lease agreements were as follows (in thousands):

Year Ending December 31,                 Capital Leases          Operating Leases
- ------------------------                 --------------------    ----------------
2001                                            $664                 $ 3,501
2002                                             228                   2,729
2003                                               9                   2,729
2004                                              --                   2,729
2005                                              --                     724
Thereafter                                        --                      --
                                                ----                 -------
Total minimum lease payments                     901                  12,412
Less amount representing interest                 55                      --
Present value of net minimum lease
  payments under capital leases                 $846                 $    --
                                                ====                 =======
Current portion                                 $618                 $    --
                                                ====                 =======
Long-term capital lease obligations             $228                 $    --
                                                ====                 =======

Assets under capital leases are included in property and equipment at December 31, 2000 as follows (in thousands):

        Furniture, fixtures and
        equipment                       $   59
        Computer equipment                 497
        Other                              613
        Less accumulated
        amortization                      (613)
                                      --------------
        Net capital lease assets        $  556
                                      ==============

      Rental expenses, excluding facilities rented from affiliates, were approximately $2,580,000, $585,000 and $200,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

8. Income Taxes

      The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                  Year Ended December 31,
                                                      ------------------------------------------------
                                                          2000              1999             1998
                                                      -------------     -------------    -------------
Statutory income tax effect                           $   (16,416)      $  (7,221)       $  (7,448)
State income taxes, net of federal tax effect                (603)           (671)            (692)
Losses for which no benefit has been recognized             7,097           7,886            8,135
Nondeductible goodwill amortization                         9,922              --               --
Other                                                          --               6                5
                                                      -------------     -------------    -------------
          Total provision for income taxes             $       --       $      --        $      --
                                                      =============     =============    =============

      The components of the Company's deferred tax assets were as follows (in thousands):

                                              Year Ended December 31,
                                           -------------------------------
                                               2000             1999
                                           -------------    --------------
 Accrued expenses                          $        518     $        574
 Employee benefits other than pension               186               --
 Net operating loss carryforwards                47,787               --
 Depreciation and amortization                      142            1,293
 Other                                              167               --
                                           -------------    --------------
                                                 48,800            1,867
 Less valuation allowance                       (48,800)          (1,867)
                                           -------------    --------------
           Net deferred tax asset          $         --     $         --
                                           =============    ==============

      The Company's provision for income taxes and deferred tax assets include the effects of its proportionate share of the results of operations of the Partnership.

      As a result of the Merger, the Company acquired net operating losses ("NOL's") of approximately $105 million previously incurred by Preview Travel, which will begin to expire in 2009. Such NOL's are subject to limitations under
Section 382 of the Internal Revenue Code, but such limitation is not expected to have a significant impact on the Company's ability to utilize the NOL's. The Company has additional NOL's totaling approximately $18 million relating to its proportionate share of the losses of the Partnership during 2000.

      At December 31, 2000, a valuation allowance has been recorded to fully reserve the Company's deferred tax assets, as the Company has been unable to conclude that it is more likely than not that it will be able to utilize these assets.

      The Company will separately file a federal income tax return (see Note 2). Accordingly, only the Company can utilize the NOL's acquired from Preview Travel. To the extent that the NOL's acquired from Preview Travel are utilized to offset the Company's future taxable income, goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced. If goodwill and non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced.

      The losses attributable to the Company's operations for the years ended December 31, 1999 and 1998 have been included in the consolidated income tax return of AMR. As the Company has computed its provision for income taxes as if it was a separate taxpayer, no tax benefit for the losses incurred during 1999 and 1998 has been recognized in the accompanying financial statements.

      The Company has entered into a tax sharing agreement with Sabre and certain Sabre affiliates which prohibits the Company from utilizing net operating losses generated as an operating unit of Sabre during the periods prior to the Merger. Accordingly, no deferred tax asset has been recorded related to these operating losses. In addition, no future tax benefits will be contributed by Sabre to the Company or to the Partnership.

9. Capital Structure

      On August 28, 2000, the Company amended and restated its certificate of incorporation to redesignate its Series A Preferred Stock, par value $.001 per share, as Class A Common Stock, par value $.001 per share. The 33.0 million shares of Series A Preferred Stock issued and outstanding at the time of the redesignation were beneficially held by Travelocity Holdings as a result of the Merger. No other changes to the terms of the Series A Preferred Stock were made. The Class A Common Stock has powers, preferences, rights, qualifications, limitations and restrictions identical to the Series A Preferred Stock, and participates in dividends and any liquidation as if it has been converted into
3.0 million shares of the Company's common stock. Sabre and its affiliates hold
33.0 million shares of the Company's Class A Common Stock, which together with
30.0 million units of the Partnership held directly by Sabre and its affiliates, are convertible into 33.0 million shares of the Company's common stock.

      If Sabre exercised its right to convert its partnership units into common stock, the Company would have approximately 49.3 million common stock equivalent shares outstanding, of which Sabre would own approximately 70% and other non-Sabre stockholders would own approximately 30%.

      The total number of shares of all classes of capital stock which the Company is authorized to issue is 250.0 million, divided into four classes: 7.0 million shares, par value $.001 per share, designated Series A Preferred Stock;
135.0 million shares, par value $.001 per share, designated common stock; 33.0 million shares, par value $.001 per share, designated Class A Common Stock; and
75.0 million shares, par value $.001 per share, designated Class B Common Stock.

The following summarizes the terms of the Company's capital stock:

      Series A Preferred Stock. Each share of the Company's Series A Preferred Stock is entitled to one non-cumulative vote per share and votes together as single class with the holders of common stock, Class A Common Stock and Class B Common Stock. Only transfers of the Series A Preferred Stock to Travelocity Holdings' affiliates, or in connection with any merger, acquisition or other business combination involving the Company and Travelocity Holdings or any affiliate of Travelocity Holdings are permitted.

      Common Stock. Each share of common stock is entitled to one vote and votes together as a single class with the holders of the shares of Series A Preferred Stock, Class A Common Stock and Class B Common Stock on all matters on which a vote of stockholders is to be taken, except as otherwise required by law or certain predetermined events (see Class B Common Stock below).

      Class A Common Stock. Each share of Class A Common Stock is entitled to one vote and votes together as a single class with the holders of Series A Preferred Stock, common stock and Class B Common Stock on all matters on which a vote of stockholders is to be taken, except as otherwise required by law or predetermined events (see Class B Common Stock). All outstanding shares of Class A Common Stock in the aggregate as a series shall be convertible, at any time, at the option of the holders of a majority of the shares of Class A Common Stock, into 3.0 million shares of common stock. The shares of Class A Common Stock are not transferable to any holder other than to an affiliate of Travelocity Holdings; provided that transfers of shares of Class A Common Stock to the Company or in connection with any merger, acquisition or other business combination involving the Company and Travelocity Holdings or any affiliate of Travelocity Holdings shall be permitted.

      Class B Common Stock. Each share of Class B Common Stock has powers, preferences, rights, qualifications, limitations, and restrictions identical to the common stock, except with respect to voting rights and removal of directors. Each share of Class B Common Stock is entitled to one vote and votes together as a single class with the holders of Series A Preferred Stock, common stock and Class A Common Stock on all matters on which a vote of stockholders is to be taken, except as otherwise required by law or under certain predetermined events as follows: holders of Class B Common Stock are entitled to vote separately as a class to elect such number of directors as needed to constitute 80% of the Company's board of directors. After the Class B Common Stock is issued, the Company's board of directors will be fixed at fifteen and divided into three classes, with the Class B Common Stock electing four of the five directors in each class. The remaining directors will be elected by holders of Series A Preferred Stock, common stock and Class B Common Stock voting together as a single class.

      The Company may issue Class B Common Stock only to Travelocity Holdings or any affiliate of Travelocity Holdings and only in connection with a tax-free distribution of Sabre's ownership in the Partnership to Sabre's stockholders in a transaction known as a "spin-off." The Class B Common Stock will automatically convert into common stock on the fifth anniversary of the date on which shares of Class B Common Stock are first transferred to the holders of Sabre's Class A or Class B Common Stock in the event of a spin-off. The automatic conversion to common stock may not occur on the fifth anniversary if, prior to the fifth anniversary, the Company receives an opinion from Sabre that the elimination of the Class B Common Stock will cause the spin-off to become taxable. In this case, the conversion will not occur until the Company is informed that a stockholder vote or the conversion will not cause the spin-off to become a taxable event and the conversion is approved by the holders of common stock and Class B Common Stock voting together as a single class, with each share of Class B Common Stock and each share of common stock having one vote.

10. Significant Transactions and Relationships

      On January 29, 2000, the Company entered into an affiliation agreement with HRN whereby the Company agreed to market HRN's services via the Internet. In connection with the agreement, the Company received warrants from HRN to purchase shares of HRN common stock, which were recorded at their estimated fair value of approximately $2.5 million. The Company also received additional warrants from HRN which are contingent upon the performance of the Company over a three-year period. The Company will recognize revenue for these warrants if and when earned.

      On October 2, 1999, the Company entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc.
(AOL), which became effective upon consummation of the Merger with Preview Travel and was assigned to the Partnership. The AOL Agreement provides, among other things, that Travelocity's Web sites will be the exclusive reservations engine for AOL's Internet properties and that required payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five year term of the agreement. Under certain circumstances, the Company may elect to alter the terms of the AOL Agreement and would no longer be required to make guaranteed payments to AOL. If the Company chooses to alter the AOL agreement, it will no longer share advertising revenues with AOL.

      The Company has also entered into agreements with Yahoo! Inc. ("Yahoo!") Excite, Inc. ("Excite"), and @ Home Corporation ("@Home") establishing Travelocity's Web sites as the provider of air, car and hotel booking capabilities on the Yahoo! Web site and as the primary travel reservations provider for Excite and @Home. Under these agreements, as amended, Yahoo! and @Home are obligated to promote Travelocity's Web sites to deliver minimum numbers of annual page views, or impressions, featuring the Company's travel services on their respective Web sites. During the terms of these agreements, as amended, the Company is obligated to make certain minimum payments as well as pay Yahoo! and @Home a percentage of commission revenue earned in excess of certain thresholds.

      In connection with these agreements, the Company is committed to make aggregate future minimum payments as follows (in thousands):

         Year Ending December 31,
        -------------------------
                2001   $  51,000
                2002      51,000
                2003      40,000
                2004      40,000
                       ---------
                       $ 182,000
                       =========

      In December 1997, the Company entered into an agreement with Netscape Communications Corporation ("Netscape") to license the use of the Netscape trademark in specified circumstances for $4 million. The license fee was classified as an intangible asset and was being amortized over its estimated useful life of 3 years. Amortization expense for the year ended December 31, 2000 was approximately $333,333 and $1,333,000 for both 1999 and 1998. Netscape was acquired by AOL during 2000. In connection with the AOL Agreement, the Company was remunerated for the remaining unamortized balance as of April 1, 2000 for this license.

      In January 1997, the Company entered into an agreement to obtain exclusive rights to the trademark "Travelocity" as well as other associated rights and interests from Worldview Systems Corporation for $5 million. The trademark is classified as an intangible asset and is being amortized on a straight-line basis over a period of seven years. Amortization expense of approximately $714,000 was recorded in each of the years ended December 31, 2000, 1999 and 1998.

11. Certain Related Party Transactions

      In Connection With the Merger

      In connection with the Merger, the Company, the Partnership, Sabre and certain of Sabre's affiliates have entered into various agreements governing the operations of the Partnership, the management of the day-to-day affairs of the Partnership by employees of Travelocity Holdings, the contributions of the assets and liabilities of the Travelocity Division and Preview Travel to the Partnership and other agreements related to the separation of the Travelocity Division from Sabre. These agreements are described below.

      Noncompetition Agreement. Sabre, the Company and the Partnership entered into a noncompetition agreement which generally prohibits Sabre, subject to certain exceptions, from competing with the Company in the consumer-direct real-time travel reservations, service and content business through the Internet until March 7, 2002. In addition, Sabre is prohibited from owning 20% or more of the stock of any company over which Sabre has effective control if such company competes with the Company in the consumer-direct real-time travel reservations, services and content business through the Internet unless Sabre uses reasonable efforts to divest itself of the competing portion of the business within one year. Despite the noncompetition agreement, Sabre may continue to offer travel related reservations, services and content through and to travel agencies, corporations and travel suppliers through which such entities enable consumers to book reservations through the Internet, and may continue to offer Sabre's "Virtually There Online" product directly to consumers over the Internet as long as such product does not enable air, car, hotel, tour and cruise bookings other than through the Company.

      Management Services Agreement. Travelocity Holdings and the Partnership have entered into a management services agreement under which Travelocity Holdings will supervise and manage the day-to-day operations of the Partnership, subject to the direction and oversight of the Partnership's board of directors. As the Partnership's agent, Travelocity Holdings will act for the Partnership with respect to the management of the Partnership's operations, personnel, maintenance of accounting records, and execution and performance of contracts and licenses, among other responsibilities. Travelocity Holdings does not have the authority to act for the Partnership with respect to any agreement or transaction between the Partnership and Travelocity Holdings or any of its affiliates. In addition, Travelocity Holdings does not have the authority to approve, on the Partnership's behalf, any decisions that would require a supermajority vote under certain provisions of the partnership agreement.

      Travelocity Holdings designates the executive officers of the Partnership, subject to the approval of the Partnership's board of directors. Travelocity Holdings employs and pays the senior executive officers of the Partnership and all other persons providing services under the management services agreement (approximately ten other persons).

      In return for its services, the Partnership pays Travelocity Holdings a fee equal to 105% of Travelocity Holdings' costs and expenses in performing services under the management services agreement (including executive salaries). The Partnership has granted to Travelocity Holdings options to acquire the Company's common stock to enable Travelocity Holdings to concurrently grant to its employees options to acquire the Company's common stock on the same terms. When these options are exercised, the Partnership will transfer shares of the Company's common stock to Travelocity Holdings, which will then transfer such shares to its employees. This will dilute Sabre's interest in the Partnership and the Company's public stockholders' interest in the Partnership.

   The parties have agreed to indemnify each other for losses resulting from their breach of the management services agreement. Travelocity Holdings will indemnify the Partnership for losses resulting from its gross negligence or willful misconduct.

      The management services agreement will terminate:

      o     at any time, by the mutual consent of the parties;

      o if one party breaches the agreement and the other party elects to terminate; or

      o if Sabre directly or indirectly owns less than 35% of the Partnership and Travelocity Holdings or the Partnership elects to terminate the agreement.

      Intercompany Agreements. Effective as of the merger between the Company and Preview Travel, the Partnership entered into various agreements with Sabre. The most significant of these agreements are described below. In addition to the terms summarized below, the agreements include provisions for early termination, confidentiality, indemnification, limitation of liability and other terms and conditions.

      Access Agreement. The Partnership and Sabre entered into an access agreement for the provision of booking services and travel content to the Partnership. The agreement generally restricts the Partnership's use of specified booking services that compete with Sabre's services. The agreement requires the Partnership to use the Sabre system, in any particular year, for a number of bookings that is at least equal to a specified percentage of its total bookings during the prior year. If the Partnership fails to meet this minimum booking threshold, then it will have to pay Sabre liquidated damages. In addition, the Partnership must use its reasonable efforts to maintain a system on the Partnership's Web site that enables referrals of bookings for ticketing by Sabre agencies.

      Sabre pays fees to the Partnership based on:

      o the gross number of travel segments that are booked through the Partnership in the Sabre system, and

      o the gross number of passenger name records in the Sabre system which originate through the Partnership and are referred to a Sabre travel agency for ticketing.

      Sabre also pays fees to the Partnership for additional marketing obligations undertaken by the Partnership. The Partnership pays fees to Sabre based on the Partnership's use of messages and terminal addresses in the Sabre system. The pricing structure will be open for negotiation every four years, within parameters appropriate for Sabre customers of similar size, configuration and business activity to the Partnership and other relevant market comparisons.

      The term of the agreement is 15 years, although the Partnership may terminate the agreement earlier if Sabre fails to remain as one of the four largest global distribution systems in the North American market, as determined by the number of air travel bookings in North America.

      Technology Services Agreement. The Partnership and Sabre entered into a technology services agreement for the provision of certain base services, including desktop, voice and data management services, Web hosting services, and development services. The agreement also covers non-exclusive variable services which Sabre may provide at the Partnership's request. Sabre's fees for technology services will be determined annually, based on current market rates. Under the agreement, Sabre has the exclusive right to provide the base services and specified variable services to the Partnership.

      o Data and Voice Management. For a period of three years, Sabre will provide standard data and voice management services to the Partnership, including management of a domestic data network, custom data network, remote connectivity, inbound/outbound voice, voicemail and 800 services, among others. Data and voice management services generally are priced as a pass-through of charges assessed by third party network providers, together with a management fee payable to Sabre. Effective in 2001, the Partnership and Sabre amended this agreement to terminate the provision of voice management services by Sabre.

      o Web Hosting. The Web hosting services provided by Sabre are divided into standard and optional services. The standard Web hosting services include Web Internet access, data center and systems monitoring and back-up services. The optional Web hosting services include premium capacity planning, hardware and software, asset management, database problems resolution, technical consulting and change management. Sabre provided these services for an initial term of six months, after which the Partnership renewed the term for an additional six month period. The parties are currently negotiating the extension of the term of this agreement. If the Partnership elects to use a third party for this service, the Partnership will have to relocate its hardware and infrastructure from Sabre's Tulsa facility. Web hosting services are priced based on several factors including data center floor space utilization, number of servers operated and monitored, number of network devices, service functions and other variable service charges.

      o Development. The Partnership purchases systems development resources relating to the Sabre(R)system from Sabre. Sabre provides to the Partnership related development services based on rolling annual development requirements and project plans. In addition, each party must allow the other party to bid for specified development projects of the other party which are subject to bids, requests for proposals or other competitive offer processes. The parties establish guidelines designed to protect and, in some cases, license and sublicense the intellectual property developed through the development services provided by Sabre or by the Partnership or through the joint development of a project by Sabre and the Partnership. The development services provisions last for a period of 15 years.

      Intellectual Property Agreement. Sabre and the Partnership have entered into an intellectual property agreement. Under the agreement, the rights granted and restrictions imposed on both parties with respect to the pool of intellectual property subject to the agreement will continue in perpetuity. Each party agrees, for a period of 15 years, to contribute any new intellectual property that has application in the other party's business, whether developed internally or acquired from a third party, to the pool of intellectual property that will be freely and irrevocably available for use by the other in its own business.

      The obligation of both parties to contribute newly acquired or developed intellectual property to the pool:

      o will automatically terminate in the event that Sabre no longer possesses at least 20% of the Partnership units or otherwise no longer has control of the Partnership;

      o may be terminated by the Partnership if, after the expiration of the two-year non-competition agreement described below, Sabre enters into a business that would have been subject to the non-competition restriction; and

      o may be terminated by Sabre if the Company enters into the business of distributing travel inventory directly to travel agents or corporations or travel technology to any travel industry suppliers.

      The agreement imposes no restrictions on a party's ability to license its own intellectual property, except that certain intellectual property paid for by the other party at specified rates may not be licensed to its competitors. Each party also may grant sublicenses under the other party's intellectual property, but only to third parties who are not competitors of such party. Except under specific circumstances, neither party will be subject to any licensing fee or royalty payment in connection with its use or permitted sublicensing of the other party's intellectual property contributed to the pool.

      Administrative Services Agreement. Sabre provides administrative services to the Partnership for a term of 15 years with automatic renewals for one year periods. The administrative services agreement categorizes the services as optional administrative services, such as human resources administration, legal, medical, finance, accounting, facilities, corporate travel and executive support, and required services, such as tax administration and human resources compliance service. Generally, any optional administrative service may be terminated by either party on six months' notice, effective as of June 1 or December 1 of the applicable calendar year. Most of the optional services are provided at Sabre's cost plus a 10% margin and the required services are provided at Sabre's sole cost. The Partnership may request additional optional services at least 90 days prior to the start of Sabre's fiscal year. Sabre may reclassify certain mandatory services as optional services upon notice to the Partnership.

      Prior to the Merger

      Marketing Cooperation Agreement. The Company and American were parties to the Marketing Cooperation Agreement dated July 1, 1996, pursuant to which American provides marketing support for five years for Travelocity's Web sites. The agreement may be terminated by either party prior to June 30, 2001 only if the other party fails to perform its obligations thereunder. For the promotion of Travelocity's Web sites, American is paid a marketing fee based upon booking volume. Travelocity paid to American approximately $100,000 in 2000, 1999 and 1998 under the terms of the agreement.

      Non-Competition Agreement. The Company, as an affiliate of Sabre, AMR and American are parties to a Non-Competition Agreement dated July 1, 1996 and expiring December 31, 2001, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with Sabre's business, including consumer-direct internet travel distribution in certain circumstances.

      Travel Agreements. The Company, as an affiliate of Sabre, and American are parties to a Travel Privileges Agreement dated July 1, 1996, pursuant to which the Company is entitled to purchase personal travel for certain employees and retirees at reduced fares. At the time of the Merger (see Note 3), all existing employees and retirees of the Travelocity Division were allowed to maintain their existing travel privileges. The cost for employee travel is charged to the Company based upon these employees' travel activities and the cost for retirees' travel is allocated to the Company based on the Company's headcount relative to Sabre's headcount.

      The Company, as an affiliate of Sabre, and American agreed to certain amendments to the Travel Privileges Agreement in connection with the distribution by AMR of its ownership interest in Sabre to AMR shareholders on March 15, 2000 (the "Spin-off"). These amendments allow American to provide certain employees with additional limited travel privileges and require the Company to indemnify American for costs related to the Company's continued use of the travel privileges.

      The Company, as an affiliate of Sabre, and American are also parties to a Corporate Travel Agreement dated July 1, 1996, as amended, pursuant to which the Company received discounts for certain flights purchased on American. In exchange, Sabre, including the Company, must have flown a certain percentage of its travel on American as compared to all other air carriers combined.

      Indemnification Agreement. In connection with the incorporation of Sabre, the Company, as a former operating unit of Sabre, and American are parties to an intercompany agreement (the "Indemnification Agreement") pursuant to which each party indemnified the other for certain obligations. Pursuant to the Indemnification Agreement, Sabre indemnified American for liabilities assumed against third party claims asserted against American as a result of American's prior ownership of assets or operation of businesses contributed to Sabre and for losses arising from or in connection with Sabre's lease of property from American. In exchange, American indemnified Sabre for specified liabilities retained by it against third party claims against Sabre relating to American's businesses and asserted against Sabre as a result of the prior ownership or possession by American of any asset contributed to Sabre and for losses arising from or in connection with American's lease of property from Sabre. In connection with the Spin-off, this agreement terminates as of July 1, 2003.

      In March 2001, Sabre announced a proposed sale of certain of its airline infrastructure outsourcing business to Electronic Data Systems Corp. ("EDS"). As a result of such proposed sale, several of the agreements described above may be modified or assigned to EDS.

      Contributions from Affiliates

      During 1998, Sabre made a capital contribution of approximately $5.1 million to the Travelocity Division. Proceeds from the contribution were used to reduce payables to affiliates. Effective with the Merger in 2000, amounts due to Sabre were contributed to the Company along with the assets and liabilities of the Travelocity Division. All outstanding amounts payable to Sabre were capitalized to additional paid-in-capital.

      Revenues from Affiliates

      Revenues from Sabre, American and other subsidiaries of AMR were approximately $49,546,000, $4,283,000, and $2,239,000 in 2000, 1999 and 1998,
respectively. The increase in revenues during 2000 is attributable to the Access Agreement entered into by the Partnership and Sabre in connection with the merger.

      Cost of Revenues and Operating Expenses

      Expenses have been charged to the Company by Sabre, Travelocity Holdings, and for periods prior to the Spin-off, American and other subsidiaries of AMR to cover certain data processing, communication, labor, ticket fulfillment, employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. Generally, amounts charged by Sabre approximate the cost to Sabre for providing such services. However, some of the administrative services provided by Sabre and Travelocity Holdings are provided at cost plus a marginal markup depending on the services. The Company believes amounts charged by American for expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. The rates negotiated with American for 2000, 1999 and 1998 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies.

   Expenses charged by affiliates are as follows (in thousands):

                                       Year Ended December 31,
                                  -----------------------------
                                     2000       1999       1998
                                  -------    -------    -------
Data processing, communication
and labor costs                   $21,439    $33,891    $15,225
Ticket fulfillment costs               --      1,116      8,718
Management services                 7,147      3,065      2,744
Employee benefits                     643        578        407
Travel services                       209        486        327
Facilities rental                     205        372        287
Marketing cooperation                  25        100        100
Other administrative costs             --          2          4
                                  -------    -------    -------
          Total expenses          $29,668    $39,610    $27,812
                                  =======    =======    =======

      During 1999, the Company received a $1.7 million payment from an AMR affiliate in connection with the termination of the use of a customer service center operated by the AMR affiliate, which has been credited to cost of revenues.

      Payable to Affiliates

      Amounts either due to or from Sabre or due to American and other subsidiaries of AMR for periods prior to the spin-off are due within 30 days of month end and are therefore considered to be current liabilities. Prior to the Merger, amounts due to Sabre were classified as non-current liabilities since historically Sabre had funded the Company's losses. Interest expense was not recorded on amounts due to Sabre. A summary of balances outstanding and the weighted average balances outstanding for the periods indicated are as follows (in thousands):

                                        Year Ended December 31,
                                  --------------------------------
                                      2000        1999        1998
                                  --------     -------    --------

Balance at beginning of period    $ 68,884     $55,594    $ 38,976
Advances from affiliates             6,818      13,290      21,722
Payable to affiliates                  191          --          --
Contributions by affiliates to
division equity                    (75,702)         --      (5,104)
                                  --------     -------    --------
Balance at end of period          $    191     $68,884    $ 55,594
                                  ========     =======    ========
Weighted average balance of
advances
  Outstanding                     $ 11,305     $64,482    $ 44,683
                                  ========     =======    ========

12. Employee Benefit Plans

      Prior to April 1, 2000, substantially all of the employees of the Travelocity Divsion participated in The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, and The Sabre Group Legacy Pension Plan, a tax-qualified defined benefit plan.

      Effective April 1, 2000, the Company established the Travelocity.com LP 401(k) (the "401(k) Plan"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Substantially all of the employees of the Travelocity Division enrolled in the SGRP were switched over to the 401(k) Plan effective April 1, 2000. The Company matches a defined portion of employee contributions to the plan and has recorded $545,000 of expense in 2000 related to the 401(k) Plan.

      Costs for participation in these plans have been allocated to the Company based on the number of employees participating in the plans and are included in employee benefits in the table included in Note 11. Costs allocated totaled approximately $120,000, $280,000 and $191,000 in 2000, 1999 and 1998,
respectively.

      As a result of the Merger, effective October 2000, the Company began to manage its own health care and life insurance benefits provided to its employees.

      Some employees of the Company who were previously employed by Sabre may have become eligible for certain health care and life insurance benefits provided by American to retired employees. The amount of health care benefits were limited to lifetime maximums as outlined in the plan. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives and the Company matches the employee prefunding. Benefits provided to retired employees are funded as incurred. The Company recorded expenses related to health care benefits of approximately $385,000, $247,000 and $170,000 in 2000, 1999 and 1998, respectively, which were allocated to the Company based on the number of Company employees participating in the plans and are included in employee benefits in the table in Note 11.

13. Stock Awards and Options

      Travelocity stock option plans. The Company has established the Travelocity.com LP 1999 Long-Term Incentive Plan and the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. Each plan is designed to attract, retain, and motivate highly talented employees critical to the long-term growth and success of the Company. The Company has authorized 7.0 million shares of its common stock, plus an additional 4% of the total outstanding shares as of January 1 of each of 2001, 2002 and 2003, for issuance under both plans. Each plan provides for awards of options to purchase, or stock appreciation rights ("SARS") with respect to, shares of the Company's common stock to the Partnership and Travelocity Holdings employees, directors and consultants, with approval rights by the board of directors to other specified grants that may be awarded. Each plan allows for grants of options or SARS to purchase an aggregate of 4.5 million shares of the Company's common stock. However, the total awards issued under the two plans combined may not exceed 7.0 million shares of the Company's common stock. Each of the plans are effective until October 2009. At December 31, 2000 approximately 1.6 million shares remained available for future grants.

      Stock options to purchase the Company's common stock were granted to employees of the Partnership and Travelocity Holdings during 2000 and 1999 under these plans. The options vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary date of the grant. The options granted are not exercisable more than ten years after the date of grant and have an exercise price equal to the estimated fair market value of the Company's stock on the date of grant.

      During 2000, options granted to employees of the Partnership and employees of Travelocity Holdings were 1,560,253 and 1,057,050, respectively. During 1999, options granted to employees of the Company and employees of Travelocity Holdings were 286,000 and 456,400, respectively. Employees of Sabre who become employees of the Company or Travelocity Holdings may convert their Sabre stock options into stock options of the Company.


      The weighted-average grant date fair values of stock options granted during 2000 and 1999 were $20.56 and $17.95, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model. For employees of Travelocity Holdings, the number of stock options outstanding at December 31, 2000 and 1999 were 2,206,460 and 456,400, respectively, and the number of stock options exercisable were 618,273 and 0, respectively.

      Sabre stock options converted to Travelocity stock options. Employees of the Company and other Sabre employees who became employees of the Partnership or Travelocity Holdings upon closing of the Merger were given the option to convert unvested Sabre options to options to acquire the Company's stock. Approximately 256,000 unvested options were converted into 253,000 options to acquire the Company's common stock, based upon a the ratio of a price of the Sabre Class A Common Stock of $42.43 per share and a price of the Company's common stock of $42.90 per share. The conversion of the Sabre options to options to acquire the Company's stock resulted in a new measurement date for the options.

      Preview travel stock options converted to Travelocity stock options. Approximately 1.7 million vested and 1.1 million unvested options to purchase shares of Preview Travel common stock held by Preview Travel employees, directors or consultants were converted into options to acquire the Company's common stock in connection with the

Merger. Because the share exchange ratio in the Merger was one to one, the number of options and the exercise prices per share remained unchanged. All unvested options held by directors and 50% of all unvested options held by officers and employees of Preview Travel vested as a result of the Merger. On March 7, 2000, approximately 809,000 unvested options held by former officers of Preview Travel were scheduled to vest one-twelfth during each successive month during the twelve-month period following the Merger, subject to specified exceptions. The remaining unvested options held by each non-officer employee vest according to the terms of the initial grant of the options.

      Activity for the Company's stock options is as follows:

                                                  Year Ended December 31,
                               ------------------------------------------------------
                                         2000                          1999
                               ------------------------        ----------------------
                                              Weighted-                     Weighted-
                                               Average                       Average
                                              Exercise                      Exercise
                                 Options        Price           Options       Price
                                 -------        -----           -------       -----
Outstanding at January 1          742,400     $  23.00               --    $      --
Granted                         2,619,597        28.72          742,400        23.00
Conversion of Sabre and
  Preview Travel options
  effective with the
  Merger                        3,015,230        20.29               --           --
Exercised                        (452,780)        9.22               --           --
Canceled                       (1,023,331)       26.57               --           --
                               ----------     --------          -------    ---------
Outstanding at December 31      4,901,116     $  24.83          742,400    $   23.00
                                =========                       =======
Exercisable options
 outstanding at December 31     1,784,226     $  21.14               --    $      --
                                =========                       =======


      The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                            Options Outstanding                                   Options Exercisable
                            -------------------                                   -------------------
                                           Weighted-
                        Number of           Average           Weighted-        Number of      Weighted-
    Range of             Options         Remaining Life         Average          Options        Average
 Exercise Prices       Outstanding          (Years)         Exercise Price     Exercisable  Exercise Price
- ------------------    ------------      ----------------    ---------------    ------------  --------------
$ 2.20-$14.91             563,615                8.24         $     11.68           163,026     $      8.89
$15.00-$22.94           1,547,520                8.89               18.14           699,468           19.18
$23.00-$29.50           1,746,220                8.65               23.37           833,841           23.30
$30.00-$61.36           1,043,761                9.00               44.30            87,891           38.92
                      -----------         -----------         -----------         ---------     -----------
       Total            4,901,116                8.76         $     24.83         1,784,226     $     21.14
                      ===========         ===========         ===========         =========     ==========

      SARS may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. To date, no SARS have been granted by the Company.

      Stock compensation expense. At July 1, the Company prospectively adopted FIN 44 which required significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

      FIN 44 contains provisions whereby employees are defined as they are under common law for purposes of applying APB 25. As a result, APB 25 does not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees are not considered to be employees of the grantor. Grants of equity awards made to such employees are required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants are required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value.

      The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. At December 31, 2000, unrecognized stock compensation expense relating to these options totaled approximately $9.0 million. The effect of adopting FIN 44 for the year ended December 31, 2000 was an additional $2.7 million in stock compensation expense.

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

      Other stock awards and option plans. Effective April 2000, the Company established the Travelocity.com LP Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase the Company's common stock at a discount from the market price of such stock. Participating employees may purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 15% of the employee's annual compensation, subject to certain limitations. The Company has reserved 250,000 shares of common stock for issuance under the ESPP. Approximately 17,768 shares were issued under the ESPP during 2000 and approximately 232,232 shares remain available for future purchases at December 31, 2000.

      The Company allows eligible employees of Travelocity Holdings to purchase the Company's common stock at a discount from the market price of such stock for those employees participating in the Travelocity Holdings, Inc. Employee Stock Purchase Plan. The provisions of the plan are similar to the provisions of the Travelocity.com ESPP plan. As a result of this plan, the Company is required to recognize compensation expense based on the difference between employee contributions and the market value of the stock at each reporting date. The amount of compensation expense related to this plan is not material.

      Sabre stock awards and option plans. In 1996, Sabre established the 1996 Long-Term Incentive Plan (the "1996 Plan") in which the employees of the Company participated prior to the merger. Under the 1996 Plan, officers and other key employees of the Company may be granted restricted stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock based awards and/or performance related awards for Sabre stock.

      The total charge for stock compensation expense related to grants of Sabre stock made to employees of the Company included in wages, salaries and benefits expense was approximately $255,000, $656,000 and $316,000 for 2000, 1999 and
1998, respectively.

      Sabre Class A Common Stock performance shares ("Sabre Performance Shares") were awarded at no cost to officers and key employees of the Company based on performance metrics of the Company and Sabre as defined in the 1996 Plan. The Sabre Performance Shares vest over a three-year performance period and are settled in cash. Sabre Performance Share activity for the Company's employees was as follows:

                                       Year Ended December 31,
                                       -------------------------
                                       2000       1999      1998
                                       ----       ----      ----
        Outstanding at January 1       3,480     3,730      2,890
        Granted                           --     1,290      1,990
        Transfers                         --        --        430
        Awards settled in cash          (793)     (930)      (640)
        Canceled                         (51)     (610)      (940)
                                      ------   -------    -------
        Outstanding at December 31     2,636     3,480      3,730
                                       =====     =====      =====

      The weighted-average grant date fair values of Sabre Performance Shares granted during 1999 and 1998 were $40.56 and $35.75, respectively. The grant date fair values are based on the price of Sabre's common stock on the date of grant.

      Options to purchase Sabre Class A Common Stock ("Sabre Options") granted to employees of the Company have been granted at the market value of Sabre Class A Common Stock on the date of grant, and except as otherwise determined by a committee appointed by the board of directors, generally vest over five years and are not exercisable more than ten years after the date of grant. Activity for Sabre Options are as follows:

                                                        Year Ended December 31,
                                   ----------------------------------------------------------------
                                           2000                1999                   1998
                                   --------------------  -------------------   --------------------
                                              Weighted-            Weighted-              Weighted-
                                               Average              Average                Average
                                              Exercise             Exercise               Exercise
                                   Options      Price    Options    Price      Options      Price
                                   -------      -----    -------    -----      -------      -----
Outstanding at January 1            32,700     $37.33     21,490     $29.44     20,650     $25.13
Granted                                 --         --     17,450      43.72     10,650      35.75
Transfers                              639      39.23      2,340      35.75      1,100      35.75
Exercised                           (3,385)     21.80     (5,790)     26.80     (5,120)     23.04
Canceled                           (24,615)     42.10     (2,790)     34.29     (5,790)     32.58
                                   -------                ------                ------
Outstanding at December 31           5,339     $39.23     32,700     $37.33     21,490     $29.44
                                   =======               =======                ======
Exercisable options outstanding
   at December 31                    1,362     $38.48      3,240     $25.64      4,020     $24.91
                                   =======               =======                ======


   The weighted-average grant date fair values of stock options granted during 1999 and 1998 were $17.64 and $12.86, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model.

   The following table summarizes information about the Sabre Options granted to employees of the Company outstanding at December 31, 2000:

                               Options Outstanding                               Options Exercisable
                               -------------------                               -------------------
                                             Weighted-
                            Number of         Average          Weighted-        Number of      Weighted-
         Range of            Options      Remaining Life        Average          Options        Average
      Exercise Prices      Outstanding        (Years)       Exercise Price     Exercisable  Exercise Price
     ------------------   ------------    ----------------  --------------    ------------  --------------
     $35.75-$40.56            5,339             7.95            $39.23            1,362         $38.48
                          ---------                                               -----
          Total               5,339             7.95            $39.23            1,362         $38.48
                              =====                                               =====

      Effective January 1, 1997, Sabre Holdings Corporation established The Sabre Group Holdings, Inc. Employee Stock Purchase Plan (the "Sabre ESPP") in which the employees of the Company participate. The Sabre ESPP allows eligible employees the right to purchase Sabre Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The Sabre ESPP allowed each employee to acquire Sabre Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Under the plan, 13,667 and 1,574 Sabre shares were issued to the Company 's employees during 1999 and 1998, respectively.

      On February 7, 2000, Sabre declared a one-time cash dividend on all outstanding shares of Sabre's Class A and Class B Common Stock in connection with the Spin-off. The aggregate amount of the dividend was $675 million or approximately $5.20 per share and was paid to Sabre's shareholders on February 18, 2000. In connection with the payment of the $675 million dividend, Sabre adjusted the terms of its outstanding employee stock option plans such that the exercise price per share for each option was reduced and the number of options held by each employee was increased to ensure that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on the price of Sabre's Class A Common Stock. Such adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring. Accordingly, no compensation expense was recorded by the Company as a result of the adjustment.

      As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for stock options and stock-based awards issued to its employees under the fair value method set forth in Statement No. 123. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4% to 6.8% for 2000, 5.24% to 6.09% for 1999, and 5.45% to 5.67% for 1998; a dividend yield of 0%; a volatility factor of the
expected market price of Travelocity's common stock of 1.15 and 1.08 for 2000 and 1999, respectively, and for Sabre's common stock of .39 for 1999 and .32 for 1998; and a weighted-average expected life of 4.5 years for Sabre options granted and 3.0 years for Travelocity options granted.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options issued to the Company's employees.

      For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company 's pro forma information is as follows (in thousands):

                              Year Ended December 31,
                        ---------------------------------
                          2000          1999        1998
                        -------       -------     -------
        Net loss:
          As reported    $(46,902)   $(20,631)   $(21,280)
                         ========    ========    ========
          Pro forma      $(55,796)   $(21,541)   $(21,320)
                         ========    ========    ========

        Loss per common
        share, basic and
        diluted:
          As reported   $(2.17)      $   --      $   --
          Pro forma     $(2.58)      $   --      $   --

14. Quarterly Financial Information (Unaudited)

      The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands):

                                First        Second       Third        Fourth
                               Quarter      Quarter      Quarter      Quarter
                               --------     --------     --------     --------
2000
Revenues                       $ 27,023     $ 46,798     $ 53,361     $ 65,488
Gross profit                     14,879       27,690       33,161       44,809
Net loss                         (9,071)     (13,508)     (12,191)     (12,132)
Net loss per share             $  (0.32)    $  (0.84)    $  (0.64)    $  (0.63)

1999
Revenues                       $ 10,728     $ 13,103     $ 17,573     $ 22,783
Gross profit                      2,363        3,603        8,203        9,763
Net loss                         (6,120)      (5,630)      (3,307)      (5,574)
Net loss per
  share                              --           --           --           --

15. Subsequent Events

      Effective March 1, 2001, Northwest Airlines and its alliance partner KLM eliminated commissions paid on tickets sold through the Internet. As a result, the Company instituted a $10 service fee on all Northwest Airlines and KLM tickets sold through its Web sites. Separately, the Company no longer offers reservations capability for Southwest Airlines Co. on its Web sites effective March 2001. The Company does not anticipate that either of these actions will have a material adverse effect on its revenues or results of operations.

      In March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement the Company vested in certain warrants to purchase shares of HRN Class A Common Stock. These warrants had an estimated fair value of approximately $30 million on the date of vesting. The Company will recognize this amount as revenue over approximately four years. The Company may also vest in additional warrants in the future based on certain performance metrics. The Company will recognize revenue, at fair value, as the additional warrants are earned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III
- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference is the information set forth under the headings "Nominees for Election as Directors" and "Continuing Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001. Information concerning the executive officers are set forth below:

Executive Officers of the Company

      The executive officers of the Company are as follows:

Name                          Age               Position with the Company
- ----                          ---   ------------------------------------------------
Terrell B. Jones         52    President and Chief Executive Officer
James Marsicano          57    Executive Vice President - Sales & Service
Ramesh K. Punwani        58    Executive Vice President and Chief Financial Officer
Andrew B. Steinberg      42    Executive Vice President Administration, General
                                 Counsel and Corporate Secretary
Peter Cardell            50    Senior Vice President Product Marketing & Business
                                 Development
Chris McAndrews          36    Senior Vice President & General Manager - SFO
Mamie Millard            46    Senior Vice President Product Development
Russell Smith            43    Senior Vice President Operations & Customer Service
Michael Stacy            33    Senior Vice President - Consumer Marketing
Christopher Vasiliou     50    Senior Vice President - International

      Terrell B. Jones - see biographical information set forth under the "Continuing Directors" section of the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders.

      James D. Marsicano has served as Executive Vice President of Sales and Service of the Company and the Partnership since September 30, 1999. From July 1996 to September 1999, Mr. Marsicano served as Senior Vice President and General Manager of Sabre's Travelocity Division. From 1992 to July 1996, Mr. Marsicano served as the Managing Director of Commercial Sales at American Airlines.

      Ramesh K. Punwani has served as Executive Vice President and Chief Financial Officer of the Company since February 2000. From September 1999 to February 2000, Mr. Punwani served as Director - Business Relations and Accounting Vice President - Cruise and Tour Relations of American Express Co. From April 1999 to September 1999, he served as Interim Chief Financial Officer of Kiwi International Holdings. From January 1998 to April 1999, Mr. Punwani served as a consultant with Cambridge Partners of North Atlantic Aviation. Mr. Punwani served as Chief Financial Officer of Tower Air from September 1996 to January 1998, and he served as Senior Vice President and Chief Financial Officer of Empire Blue Cross Blue Shield from September 1993 to September 1996.

      Andrew B. Steinberg has served as Executive Vice President Administration, General Counsel and Corporate Secretary of the Company and the Partnership since March 2000. Mr. Steinberg served as Executive Vice President, General Counsel and Corporate Secretary of Sabre from 1999 to 2000, and as Senior Vice President, General Counsel and Corporate Secretary of Sabre from October 1996 to 1999. Mr. Steinberg also served as Associate General Counsel of American Airlines, Inc. from April 1994 to October 1996.

      Peter Cardell has served as Senior Vice President Product Marketing & Business Development of the Company since March 2000. He served as Vice President Leisure and Senior Vice President Marketing for Sabre from August 1999 to March 2000. Mr. Cardell previously served as Senior Director of The Leisure Company from March 1998 to June 1999. He served as Senior Vice President Marketing and Chief Marketing Officer of TravelFest Superstores Inc. from February 1994 to March 1998.

      Chris McAndrews has served as Senior Vice President and General Manager - SFO of the Company since March 2000. From September 1997 to March 2000, he served as Senior Vice President and Executive Vice President, Media Sales for Preview Travel. From September 1992 to August 1997, Mr. McAndrews held a sales and marketing position for the International Data Group.

      Mamie Millard has served as Senior Vice President , Applications Development of the Company since September 2000. Prior to this position, Ms. Millard served as analyst/manager, director, Vice President and Senior Vice President of Sabre since October 1995.

      Russell Smith has served as Senior Vice President Operations and Customer Service of the Company since September 2000. Prior to this position, Mr. Smith served as a Regional Director of Ticketmaster from 1990 to 2000.

      Michael Stacy has served as Senior Vice President Consumer Marketing of the Company since March 2000. From February 1998 to March 2000, Mr. Stacy served as Director of Advertising of Sabre's Travelocity Division. He served as a manager of Sidewalk.com from January 1997 to January 1998.

      Christopher Vasiliou has served as Senior Vice President International since March 2000. From May 1994 to March 2000, Mr. Vasiliou served as Senior Vice President Asia/Pacific for Sabre.

      All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors and until their respective successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference is the information set forth under the heading "Ownership of Securities" from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference is the information set forth under the heading "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 and under Note 11 "Certain Related Party Transactions" to the Consolidated Financial Statements in
Item 8 of this report.


                                     PART IV
- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The financial statements listed in the accompanying index to the financial statements and the schedules are filed as a part of this report.

      (2) The schedule listed in the accompanying index to the financial statements and the schedule are filed as part of this report.

      (3)   Exhibits required to be filed by Item 601 of Regulation S-K:

                                   DESCRIPTION
  EXHIBIT NO.
  -----------   ---------------------------------------------------------------
      2.1       Agreement and Plan of Merger, dated as of October 3, 1999, as amended January 24, 2000, by and among Sabre, Inc.,
                Travelocity Holdings, Inc., Travelocity.com Inc. and Preview
                Travel, Inc. (2)

      3.1       Form of Restated Certificate of Incorporation of Registrant (5)

      3.2       Form of Restated Bylaws of Registrant (2)

      4.3       Form of Registrant's Common Stock Certificate (1)

      4.4       Form of Registrant's Series A Preferred Stock Certificate (1)

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

      10.7 Form of Contribution Agreement between Travelocity.com and TSGL Holdings, Inc. (1)

      10.8 Form of Contribution Agreement between Travelocity.com and Travelocity.com Inc. (1)

      10.9 Form of Option Agreement between Sabre Inc. and Travelocity.com Inc. (1)

      10.10 Form of Registration Rights Agreement between Sabre Inc. and Travelocity.com Inc. (1)

      10.11 Interactive Services and Exclusive Channel Agreement by and between Travelocity Holdings, Inc. and America Online, Inc., effective as of October 3, 1999 (2)+

      10.12 Content Partner Agreement, by and between The Sabre Group, Inc. and At Home Corporation, effective as of March 13, 1999 (2)+

      10.13 Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre, Inc., and Yahoo! Inc., effective as of June 29, 1997 (2)+

      10.14 First Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of November 23, 1998 (2)+

      10.15 Second Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of October 1, 1999 (2)+

      10.16     Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan (1)

      10.17     Travelocity.com LP 1999 Long-Term Incentive Plan (1)

      10.18     The Sabre Group Deferred Compensation Plan (1)

      10.19 The Sabre Group Holdings, Inc. Supplemental Executive Retirement Plan (1)

      10.20     Executive Termination Benefits Agreement for Andrew B. Steinberg
                (1)

      10.21 Amended and Restated Information Technology Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.22 Amended and Restated Intellectual Property Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc.
                (4)+

      10.23 Amended and Restated Administrative Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.24 Amended and Restated Sabre Access Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.25 Noncompetition Agreement, dated as of March 7, 2000, by and between Travelocity.com LP, Sabre Inc. and Sabre Holdings Corporation (3)+

      10.26     Executive Termination Benefits Agreement for Terrell B. Jones *

      10.27     Executive Termination Benefits Agreement for James D. Marsicano
                *

      10.28     Executive Termination Benefits Agreement for Ramesh K. Punwani *

      21.1      Subsidiaries of Registrant *

      23.1      Consent of Ernst & Young LLP, Independent Auditors *

- ----------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed on January 31, 2000 (Registration No. 333-95757).

(2) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on February 4, 2000 (Registration No. 333-95757).

(3) Incorporated herein by reference to the Company's Report on Form 8-K filed on August 31, 2000.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment order issued by the Securities and Exchange Commission.

*     Filed herewith.

(b)   Reports on Form 8-K:

      None.

                              TRAVELOCITY.COM INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   Item 14(a)

Financial Statements                                                        Page

Report of Independent Auditors                                              F-1

Consolidated Balance Sheets at December 31, 2000 and 1999                   F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                          F-3

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                          F-4

Consolidated Statements of Stockholders' Equity for the Years
  ended December 31, 2000, 1999 and 1998                                    F-5

Notes to Consolidated Financial Statements                                  F-6

Schedule II - Valuation and Qualifying Accounts for the Years
  ended December 31, 2000, 1999 and 1998                                    F-32

All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

Consolidated Schedules for the Years Ended
December 31, 2000, 1999 and 1998

                              Travelocity.com Inc.
                      Schedule II - Valuation and Qualifying Accounts
             For Each of the Three Years in the Period Ended December 31, 2000

                  Column A             Column B      Column C       Column D     Column E          Column F
- ------------------------------------   -----------  ----------     -----------   ----------      --------------
                                                            Additions
                                                    --------------------------
                                       Balance at    Charged to    Charged to
                                      Beginning of    Costs and       Other                      Balance at
                Classification           Year         Expenses      Accounts     Deductions      End of Year
- ------------------------------------  ------------  ------------   -----------   -----------     -------------
                                                                       (1)
Year Ended December 31, 2000
    Booking fee cancellation reserve    237,000          --                --         --            237,000
Year Ended December 31, 1999
    Booking fee cancellation reserve    141,000          --            96,000         --            237,000
Year Ended December 31, 1998
    Booking fee cancellation reserve     46,000          --            95,000         --            141,000


(1) Amounts charged against revenue.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELOCITY.COM INC.


                                        /s/ Terrell B. Jones
                                        --------------------------------------
                                        Terrell B. Jones
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


                                        /s/ Ramesh K. Punwani
                                        --------------------------------------
                                        Ramesh K. Punwani
                                        Chief Financial Officer and Executive
                                        Vice President (Principal Financial and
                                        Accounting Officer)

                                        Date: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/ William J. Hannigan                            /s/ Michael S. Gilliland
- ---------------------------------------------      -----------------------------
William J. Hannigan, Chairman of the Board         Michael S. Gilliland

/s/ James J. Hornthal                              /s/ Jeffery M. Jackson
- ---------------------------------------------      -----------------------------
James J. Hornthal, Vice Chairman of the Board      Jeffery M. Jackson

/s/ Michael A. Buckman                             /s/ Glenn W. Marschel, Jr.
- ---------------------------------------------      -----------------------------
Michael A. Buckman                                 Glenn W. Marschel, Jr.

/s/ F. William Conner
- ---------------------------------------------
F. William Conner

/s/ Paul C. Ely, Jr.
- ---------------------------------------------
Paul C. Ely, Jr.




Date:  April 2, 2001

 EXHIBIT NO.                     DESCRIPTION
- ----------- --------------------------------------------------------------------
      2.1 Agreement and Plan of Merger, dated as of October 3, 1999, as amended January 24, 2000, by and among Sabre, Inc., Travelocity Holdings, Inc., Travelocity.com Inc. and Preview Travel, Inc. (2)

      3.1   Form of Restated Certificate of Incorporation of Registrant (5)

      3.2   Form of Restated Bylaws of Registrant (2)

      4.3   Form of Registrant's Common Stock Certificate (1)

      4.4   Form of Registrant's Series A Preferred Stock Certificate (1)

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

      10.7 Form of Contribution Agreement between Travelocity.com and TSGL Holdings, Inc. (1)

      10.8 Form of Contribution Agreement between Travelocity.com and Travelocity.com Inc. (1)

      10.9  Form of Option Agreement between Sabre Inc. and Travelocity.com Inc.
            (1)

      10.10 Form of Registration Rights Agreement between Sabre Inc. and Travelocity.com Inc. (1)

      10.11 Interactive Services and Exclusive Channel Agreement by and between Travelocity Holdings, Inc. and America Online, Inc., effective as of October 3, 1999 (2)+

      10.12 Content Partner Agreement, by and between The Sabre Group, Inc. and At Home Corporation, effective as of March 13, 1999 (2)+

      10.13 Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre, Inc., and Yahoo! Inc., effective as of June 29, 1997 (2)+

      10.14 First Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of November 23, 1998 (2)+

      10.15 Second Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of October 1, 1999 (2)+

      10.16 Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan (1)

      10.17 Travelocity.com LP 1999 Long-Term Incentive Plan (1)

      10.18 The Sabre Group Deferred Compensation Plan (1)

      10.19 The Sabre Group Holdings, Inc. Supplemental Executive Retirement Plan (1)

      10.20 Executive Termination Benefits Agreement for Andrew B. Steinberg (1)


      10.21 Amended and Restated Information Technology Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.22 Amended and Restated Intellectual Property Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.23 Amended and Restated Administrative Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.24 Amended and Restated Sabre Access Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc. (4)+

      10.25 Noncompetition Agreement, dated as of March 7, 2000, by and between Travelocity.com LP, Sabre Inc. and Sabre Holdings Corporation (3)+

      10.26 Executive Termination Benefits Agreement for Terrell B. Jones *

      10.27 Executive Termination Benefits Agreement for James D. Marsicano *

      10.28 Executive Termination Benefits Agreement for Ramesh K. Punwani *

      21.1  Subsidiaries of Registrant *

      23.1  Consent of Ernst & Young LLP, Independent Auditors *



(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed on January 31, 2000 (Registration No. 333-95757).

(2) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on February 4, 2000 (Registration No. 333-95757).

(3) Incorporated herein by reference to the Company's Report on Form 8-K filed on August 31, 2000.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment order issued by the Securities and Exchange Commission.

*     Filed herewith.