Form 10-Q
period 2001-03-31
TRAVELOCITY COM INC
filed 2001-05-15
CIK 1104172

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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
      (State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation or organization

         15100 TRINITY BOULEVARD                                76155
            FORT WORTH, TEXAS                                 (Zip Code)
(Address of principal executive offices)

      (Registrant's telephone number, including area code) (817) 785-8000

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

Common Stock, $.001 par value--16,632,218 as of May 11, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                              TRAVELOCITY.COM INC.


PART I:                 FINANCIAL INFORMATION.......................................    3

Item 1.                 Financial Statements (unaudited)............................    3

                        Consolidated Balance Sheets--March 31, 2001 and
                          December 31, 2000.........................................    3

                        Consolidated Statements of Operations--Three months ended
                          March 31, 2001 and 2000...................................    4

                        Consolidated Statement of Stockholders' Equity--Three months ended March 31,
                          2001......................................................    5

                        Consolidated Statements of Cash Flows--Three months ended
                          March 31, 2001 and 2000...................................    6

                        Notes to Consolidated Financial Statements..................    7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................   12

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................   25

PART II:                OTHER INFORMATION...........................................   26

Item 6.                 Exhibits and Reports on Form 8-K............................   26

SIGNATURE...........................................................................   27

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              TRAVELOCITY.COM INC.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED) (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
CURRENT ASSETS
  Cash......................................................  $     347    $     859
  Marketable securities.....................................     85,799       70,696
  Accounts receivable, net of allowance for doubtful
    accounts of $2,361 and $649 at March 31, 2001 and
    December 31, 2000, respectively.........................     24,380       19,196
  Prepaid expenses and other current assets.................     24,871       18,755
                                                              ---------    ---------
    Total current assets....................................    135,397      109,506
PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................      3,729        3,692
  Furniture, fixtures and equipment.........................      3,723        3,608
  Computer equipment........................................     24,016       22,828
                                                              ---------    ---------
                                                                 31,468       30,128
  Less accumulated depreciation and amortization............    (14,599)     (12,347)
                                                              ---------    ---------
    Total property and equipment............................     16,869       17,781

Intangible assets, net of accumulated amortization of
  $98,024 and $75,464 at March 31, 2001 and December 31,
  2000, respectively........................................    175,539      198,113
Other assets................................................     21,438        2,568
                                                              ---------    ---------
    TOTAL ASSETS............................................  $ 349,243    $ 327,968
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  11,740    $   6,242
  Accrued compensation and related benefits.................      3,942        3,910
  Payable to affiliates.....................................      1,986          191
  Deferred revenue..........................................     10,207           12
  Other accrued liabilities.................................      5,532        7,298
                                                              ---------    ---------
    Total current liabilities...............................     33,407       17,653

Long-term deferred revenue..................................     24,131        2,918
Other liabilities...........................................      1,036        1,109

STOCKHOLDERS' EQUITY
  Series A Preferred Stock, $.001 par value; 7,000 shares
    authorized at March 31, 2001 and December 31, 2000; no
    shares issued...........................................         --           --
  Common Stock, $.001 par value; 135,000 shares authorized;
    16,511 and 16,199 shares issued and outstanding at March
    31, 2001 and December 31, 2000, respectively............         17           16
  Class A Common Stock, $.001 par value; 33,000 shares
    authorized, issued and outstanding at March 31, 2001 and
    December 31, 2000.......................................         33           33
  Class B Common Stock, $.001 par value; 75,000 shares
    authorized at March 31, 2001 and December 31, 2000,
    respectively; no shares issued..........................         --           --
  Additional paid-in capital................................    430,450      424,903
  Equity options outstanding................................      6,833        4,225
  Accumulated other comprehensive income (loss).............     (1,179)         416
  Accumulated deficit.......................................   (145,485)    (123,305)
                                                              ---------    ---------
    Total stockholders' equity..............................    290,669      306,288
                                                              ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $ 349,243    $ 327,968
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUES
  Transaction...............................................  $ 50,858   $ 22,924
  Advertising...............................................    16,757      3,403
  Other.....................................................     5,236        696
                                                              --------   --------
    Total revenues..........................................    72,851     27,023
  Cost of revenues..........................................    25,120     12,144
                                                              --------   --------
  Gross profit..............................................    47,731     14,879
OPERATING EXPENSES
  Selling and marketing.....................................    35,840     16,674
  Technology and development................................     5,123      3,988
  General and administrative................................     6,349      3,494
  Expenses related to integration of Preview Travel.........        --        526
  Stock compensation(1).....................................     2,642      1,546
  Amortization of intangible assets and goodwill from the
    Merger..................................................    22,397      5,714
                                                              --------   --------
    Total operating expenses................................    72,351     31,942
                                                              --------   --------
OPERATING LOSS..............................................   (24,620)   (17,063)
OTHER INCOME (EXPENSE)
  Interest income, net......................................     1,150        334
  Other income and expense..................................    (5,750)        --
                                                              --------   --------
Loss before Sabre's interest in partnership.................   (29,220)   (16,729)
Sabre's interest in partnership.............................        --      7,658
Benefit for income taxes....................................       898         --
                                                              --------   --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  METHOD....................................................   (28,322)    (9,071)
Cumulative effect of change in accounting method, net of
  Sabre's interest in partnership and income taxes..........     6,142         --
                                                              --------   --------
NET LOSS....................................................  $(22,180)  $ (9,071)
                                                              ========   ========
Loss per common share, basic and diluted:
  Loss before cumulative effect of change in accounting
    method..................................................  $  (1.46)  $   (.32)
  Cumulative effect of change in accounting method..........       .32         --
                                                              --------   --------
  NET LOSS..................................................  $  (1.14)  $   (.32)
                                                              ========   ========
Weighted average common shares used in loss per common share computation:
  Basic and diluted.........................................    19,420     28,449
                                                              ========   ========

--------------------------

(1) Stock compensation relates to the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cost of revenues............................................  $      2   $      1
Selling and marketing.......................................       381      1,332
Technology and development..................................       154         --
General and administrative..................................     2,105        213
                                                              --------   --------
  Total stock compensation..................................  $  2,642   $  1,546
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED) (IN THOUSANDS)

                                                                                               ACCUMULATED
                       SERIES A               CLASS A    CLASS B    ADDITIONAL     EQUITY         OTHER        ACCUMU-
                       PREFERRED    COMMON     COMMON     COMMON     PAID-IN       OPTIONS      COMPREHEN-      LATED
                         STOCK      STOCK      STOCK      STOCK      CAPITAL     OUTSTANDING    SIVE LOSS      DEFICIT     TOTAL
                       ---------   --------   --------   --------   ----------   -----------   ------------   ---------   --------
Balance at
  December 31, 2000..    $ --        $16        $33        $ --      $424,903      $4,225        $   416      $(123,305)  $306,288

Issuance of 312
  common shares
  pursuant to stock
  option, restricted
  stock incentive and
  stock purchase
  plans..............      --          1         --          --         5,524          --             --             --      5,525

Stock based
  compensation for
  consultants and
  employees of the
  Company and
  Travelocity
  Holdings...........      --         --         --          --            23       2,608             --             --      2,631
  Comprehensive loss:
  Net loss...........      --         --         --          --            --          --             --        (22,180)   (22,180)
  Unrealized losses
    on investments,
    net of tax.......      --         --         --          --            --          --         (1,595)            --     (1,595)
                                                                                                                          --------
  Comprehensive
    loss.............                                                                                                      (23,775)
                         ----        ---        ---        ----      --------      ------        -------      ---------   --------
Balance at
  March 31, 2001.....    $ --        $17        $33        $ --      $430,450      $6,833        $(1,179)     $(145,485)  $290,669
                         ====        ===        ===        ====      ========      ======        =======      =========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(22,180)  $ (9,071)
Adjustments to reconcile net loss to cash used for operating activities
  Cumulative effect of change in accounting method..........    (6,142)        --
  Depreciation and amortization.............................    33,016      7,375
  Unrealized loss on HRN warrants...........................     5,783         --
  Stock compensation........................................     2,633      1,546
  Sabre's interest in partnership...........................        --     (7,664)
  Other, net................................................      (227)        --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (7,794)    (2,095)
    Accounts payable, accrued and other liabilities.........     2,879      2,927
    Prepayment to strategic distribution partners...........   (11,050)   (40,000)
    Deferred revenue........................................     2,404      1,050
    Payable to affiliates...................................     1,795       (325)
                                                              --------   --------
  Cash provided by (used for) operating activities..........     1,117    (46,257)

INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition
  costs.....................................................        --      1,244
Additions to property and equipment.........................    (1,340)    (1,555)
Net increase in marketable securities.......................    (4,082)   (63,378)
Other investing activities..................................        --     (2,645)
                                                              --------   --------
  Cash used for investing activities........................    (5,422)   (66,334)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................        --      6,818
Contribution of cash by Sabre in connection with the
  Merger....................................................        --     52,680
Proceeds from issuance of common stock......................        --     54,000
Proceeds from exercise of stock options.....................     4,017         --
Other financing activities..................................      (224)        --
                                                              --------   --------
  Cash provided by financing activities.....................     3,793    113,498
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........      (512)       907
Cash at beginning of the period.............................       859         --
                                                              --------   --------
Cash at end of the period...................................  $    347   $    907
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL INFORMATION

    Travelocity.com Inc. ("Travelocity" or the "Company") is, after giving effect for the merger with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 (the "Merger"), the largest online travel agency in terms of gross bookings. The Company was incorporated in Delaware on September 30, 1999 as a wholly-owned subsidiary of Sabre Holdings Corporation ("Sabre").

    Travelocity is a holding company whose sole assets are units of Travelocity.com LP (the "Partnership"), a limited partnership, formed on September 30, 1999. Effective upon the Merger, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity business unit of Sabre (the "Travelocity Division") and Preview Travel.

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

    The Company and Sabre are the partners in the Partnership. The Company currently holds an approximate 39% equity interest in the Partnership, with the remaining approximate 61% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds an approximate 26% equity interest in the Company. Sabre currently beneficially holds an approximate 71% economic interest in the Partnership--that is:

    - an approximate 61% equity interest held directly and indirectly through wholly-owned subsidiaries, plus

    - an approximate 10% equity interest held through the Company--that is, 26% (Sabre's equity interest in the Company) of 39% (the Company's equity interest in the Partnership).

    Sabre and its affiliates hold 33.0 million shares of the Company's Class A Common Stock, which together with 30.0 million units of the Partnership held directly by Sabre and its affiliates, are convertible into 33.0 million shares of the Company's common stock. As of March 31, 2001 Sabre also held 2,033,970 shares of the Company's common stock.

    If Sabre exercised its right to convert its partnership units into common stock, the Company would have approximately 49.5 million common stock equivalent shares outstanding, of which Sabre would own approximately 71% and non-Sabre stockholders would own approximately 29%.

    Sabre's common stock and Class A Common Stock holdings represent an approximate 71% voting interest in the Company. Through this voting interest, Sabre is able to significantly influence the management and affairs of the Company and all matters requiring stockholder approval.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. For periods prior to the Merger, the financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a division of Sabre for periods prior to the Merger, and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs incurred by Sabre on behalf of the Company.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements and notes of the Company for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

    The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During the three months ended March 31, 2001 the Company recognized net losses totaling approximately $13.4 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

    RECLASSIFICATIONS. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

    CHANGE IN METHOD OF ACCOUNTING. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from Hotel Reservations Network, Inc. ("HRN") in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and net of income taxes of approximately $1 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold (Note 6).

3.  MARKETABLE SECURITIES

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

    Marketable securities, including shares of HRN Class A Common Stock
(Note 6), are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

    All investments are classified as current assets.

4.  LOSS PER COMMON SHARE

    Net loss per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding.

    The weighted average shares used in the calculation of basic earnings per share for the three months ended March 31, 2000 have been calculated as if the
33.0 million shares of Class A Common Stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, basic earnings per share has been computed as if Sabre's 33.0 million shares of Class A Common Stock had been converted into 3.0 million shares of common stock. The common shares issued to stockholders in connection with the Merger are also included in the weighted average share calculation effective from the date of issuance.

    Outstanding employee stock options at March 31, 2001 and 2000 to purchase approximately 3.2 and 4.6 million shares, respectively, of the Company's common stock and 30.0 million shares of Class A Common Stock held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

5.  STOCK COMPENSATION

    At July 1, 2000, the Company prospectively adopted Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION("FIN 44"). FIN 44 required significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

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

    The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. At March 31, 2001, unrecognized stock compensation expense relating to these options totaled approximately $15.0 million. During the three months ended
March 31, 2001 the Company recognized $2.6 million in stock compensation expense for options granted to employees of Travelocity Holdings.

    Additionally, certain stock compensation is recognized by the Company, based on the intrinsic value of the awards, for options held by employees of the Partnership relating to options which were converted at the date of the Merger from existing unvested Sabre options into options to purchase shares of the Company's common stock, and for options held by former officers of Preview Travel which vest over the twelve month period following the Merger. Stock compensation expense recognized during the three months ended March 31, 2000 related to these options was approximately $1.5 million. Stock compensation recognized during the three months ended March 31, 2001 related to these options was not significant.

6.  SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

    HOTEL RESERVATIONS NETWORK. At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. During the three months ended March 31, 2001, the Company completed two cashless exercises of these warrants receiving approximately 420,000 shares of HRN stock. Upon exercise of the warrants, the Company recorded losses totaling approximately $2.9 million in other income, representing the excess of the fair value of the warrants exercised, as measured using the Black-Scholes option valuation model, over the fair value of the HRN common stock received. At March 31, 2001, the shares of HRN stock are accounted for as available-for-sale marketable equity securities, with a carrying value of approximately $10.8 million, based upon the quoted market value of HRN stock as of that date.

    During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement the Company received additional vested warrants to purchase shares of HRN Class A Common Stock with a fair value of approximately $29.9 million on the date of receipt. The Company will recognize this amount as revenue over approximately four years. In connection with the original affiliation agreement entered into in 2000, the warrants from HRN were recorded at their estimated fair value of approximately $2.5 million. The Company is recognizing this amount as revenue over the three year term of the original agreement. The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics. The Company will recognize revenue, at fair value, as the additional warrants are earned.

    At March 31, 2001 and December 31, 2000 the balance of deferred revenue related to the HRN warrant was approximately $30.8 million and $1.8 million, respectively. Approximately $22.1 million and

$918,000 of deferred revenue related to this agreement was classified as long-term deferred revenue at March 31, 2001 and December 31, 2000, respectively.

    Effective upon the adoption of FAS 133 on January 1, 2001 (Note 2), the Company began recording the warrants received from HRN at fair value each reporting date. At March 31, 2001, the fair value of the HRN warrants held by the Company totaled approximately $21.4 million, which is classified as other assets in the accompanying balance sheet. The Company recorded losses totaling approximately $5.8 million in other income during the three months ended
March 31, 2001 relating to the changes in the fair value of the warrants, including the $2.9 million loss recorded upon the cashless exercise discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 8, 2000 and beyond and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the three months ended March 31, 2001 and 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results prior to the Merger do not include financial effects of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the three months ended March 31, 2001 and 2000 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

    We receive transaction revenue including, for 2001 and 2000, access fees under our access agreement with Sabre. For both 2001 and 2000, transaction revenue also includes commissions from travel suppliers for online purchases of their products and services by customers.

    Gross bookings of travel services online increased from $399.4 million for the three months ended March 31, 2000 to $833.6 million for the three months ended March 31, 2001, which resulted in an increase in transaction revenues from $22.9 million to $50.9 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Commencing with the fourth quarter of 2000, gross travel bookings include those bookings made in connection with an agreement the Company has with Hotel Reservations Network ("HRN"), a leading consolidator of hotel rooms for resale in the consumer market in the United States. Gross bookings are not a financial measurement in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

    Prior to the Merger, advertising revenue was generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising on our Web site and through the direct selling of advertisements on our site. Under the agreement, DoubleClick obtained advertisers for our site, collected the revenue paid by the advertisers, and paid us an amount that was net of fees due to DoubleClick for its service. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements were delivered. Effective with the Merger, the majority of our advertising revenue is generated through sales by our direct sales force. Beginning in the second quarter of 2000, advertising revenue includes our share of travel related advertising revenue on the America Online, Inc. ("AOL") sites under the terms of our revenue sharing agreement with AOL.

    Costs of revenues include costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure.

GROSS MARGINS

    Our gross margins for the three months ended March 31, 2001 and 2000 were 65.5% and 55.0%, respectively, due primarily to a change in revenue mix. We expect higher gross margins on advertising revenues than transaction revenues, higher commission rates on vacation packages, hotel rooms and car rentals than airline tickets. Direct incremental costs of our advertising revenues are not significant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  2000

REVENUES

    TRANSACTION REVENUES. Transaction revenues increased from $22.9 million to $50.9 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $27.9 million, 122%. This increase was due primarily to an increase in gross bookings through our Web site and added sales resulting from the Merger. Gross bookings increased from $399.4 million for the three months ended March 31, 2000 to $833.6 million for the three months ended March 31, 2001.

    ADVERTISING REVENUES. Advertising revenues increased from $3.4 million (net of fees paid to DoubleClick of $691,000) to $16.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $13.4 million, 392%. This increase was due primarily to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Other revenues increased from $696,000 to $5.2 million for the three months ended March 31, 2000 compared to the three months ended
March 31, 2001, an increase of $4.5 million, 652%. This increase was due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the first quarter of 2001 compared with the same period in 2000. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

    Costs of revenues increased from $12.1 million to $25.1 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $13.0 million, 107%. This increase was due to increases in costs associated with the customer service center including the addition of personnel, data processing and other costs associated with the customer service center effective with the Merger. Costs of revenues declined as a percentage of total revenue from 45.0% for the three months ended March 31, 2000 to 34.5% for the three months ended March 31, 2001, due primarily to increased efficiencies in the customer service centers.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, the amortization of payments made to strategic distribution partnerships with companies such as AOL, Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $16.7 million to $35.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $19.1 million, 115%. This increase was due primarily to increased costs related to the amortization of payments made to strategic distribution partners effective with the Merger and an increase in advertising spending. The increase was also due to an increase in salaries and other costs to support our direct selling efforts and internal sales force.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses consist of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of our Web site. Technology and development expenses increased from $4.0 million to $5.1 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $1.1 million, 28%. This increase was due primarily to additional costs incurred to enhance and maintain our Web site and an increase in salaries and benefits associated with the transfer of development labor headcount to the Partnership from Sabre in 2000 and additional headcount from the Merger with Preview Travel. This increase was partially offset by a decrease in development labor charges from Sabre due to the transfer of development labor headcount to the Partnership.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of fees paid to Travelocity Holdings and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of management and administrative costs of the Company. General and administrative expenses increased from $3.5 million to $6.3 million for the three months ended
March 31, 2000 compared to the three months ended March 31, 2001, an increase of $2.8 million, 82%. This increase was due primarily to salaries and benefits and fees paid to Travelocity Holdings related to a management services agreement. These costs increased as a result of additional administrative requirements needed to support our growth and the Merger.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $526,000 for the three months March 31, 2000. No comparable amounts were recorded for the three months ended March 31, 2001.

    STOCK COMPENSATION. Stock compensation expenses represent the expenses, measured at fair value, associated with stock options held by employees of Travelocity Holdings. Stock compensation is recorded in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), which was adopted by the Company on July 1, 2000. FIN 44 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. In addition, stock compensation expense includes expense associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel. This expense is being recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation expense also includes expense for unvested stock options held by former employees of Sabre that were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense was $1.5 million and $2.6 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Total amortization expense for the three months ended March 31, 2000 and March 31, 2001 was $5.7 million and $22.4 million, respectively. The goodwill is being amortized over a three-year period.

    INTEREST INCOME, NET. Interest income represents interest income on marketable securities held by the Company. Interest income for the three months ended March 31, 2000 and March 31, 2001, net of interest expense related to capital lease obligations acquired effective with the Merger, was $334,000 and $1.2 million, respectively.

    OTHER INCOME AND EXPENSE. Other income and expense primarily represents unrealized losses incurred on the Company's investments that are subject to the provisions of FAS 133 following the initial adoption January 1, 2001 as described above. It also includes unrealized losses on the exercise of HRN warrants to receive Class A Common Stock. This was calculated based on the difference in the fair value of the warrants exercised and the fair market value of the HRN stock received on the date of the transactions. Other income and expense for the three months ended March 31, 2001 was ($5.8) million. No amount was recorded for the three months ended March 31, 2000.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership. Because losses attributable to Sabre's interest exceeded Sabre's interest in the Partnership in 2000, no losses have been allocated to Sabre for the three months ended
March 31, 2001.

    PROVISION FOR INCOME TAXES. Net operating losses acquired from Preview Travel will not offset the Company's tax provision. Goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced as net operating losses are utilized in the Company's tax return. If goodwill and non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced.

    The goodwill associated with the Preview Travel acquisition is not deductible for tax purposes.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001.
FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from HRN in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and net of income taxes of approximately
$1 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold.

    NET LOSS. Net loss increased $13.1 million, 145%, from $9.1 million to $22.2 million, due primarily to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

PRO FORMA STATEMENT OF OPERATIONS BEFORE SPECIAL ITEMS

    The unaudited pro forma statement of operations before special items data in the table below outlines the results of operations before special items for the Company for the first quarter of 2001 compared to the respective year-ago period for the combined Company (including Preview Travel). The information presented below assumes the Merger of the Company and Preview Travel occurred on January 1, 2000. The unaudited statements of operations before special items are based upon certain estimates and assumptions, and may not be indicative of the Company's actual results of operations. The unaudited statements of operations before special items exclude the recognition of certain expenses and give effect to the use of net operating loss carryforwards acquired from Preview Travel. Special items not recognized in the unaudited statements of operations include the amortization of goodwill and intangible assets recorded in connection with the acquisition of Preview Travel, certain non-recurring costs incurred during the integration of Preview Travel, non-cash stock compensation expenses, the cumulative effect of the adoption of FAS 133 on January 1, 2001 and unrealized changes in the fair value of HRN warrants held by the Company. The unaudited pro forma statement of operations data should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements and other adjustments associated with the Merger. Amounts shown below are in thousands, except per share amounts.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Revenues
  Transaction............................................  $50,858    $ 29,774
  Advertising............................................   16,757       5,225
  Other..................................................    5,236         696
                                                           -------    --------
    Total revenues.......................................   72,851      35,695
Cost of revenues.........................................   25,120      15,895
                                                           -------    --------
Gross profit.............................................   47,731      19,800
Operating expenses
  Selling and marketing..................................   35,840      24,357
  Technology and development.............................    5,123       5,207
  General and administrative.............................    6,349       5,400
                                                           -------    --------
    Total operating expenses.............................   47,312      34,964
Operating profit (loss)..................................      419     (15,164)
Interest income, net.....................................    1,150         544
                                                           -------    --------
Profit (loss) before Sabre's interest....................    1,569     (14,620)
Sabre's interest in partnership..........................     (951)      9,058
                                                           -------    --------
Profit (loss) after Sabre's interest.....................      618      (5,562)
Provision for income taxes...............................       --          --
                                                           -------    --------
Net profit (loss) after Sabre's interest.................  $   618    $ (5,562)
                                                           =======    ========
Net profit (loss) per share after Sabre's interest.......  $  0.03    $  (0.31)
                                                           =======    ========
Weighted average shares outstanding......................   22,289      17,658
                                                           =======    ========

GROSS MARGINS

    Pro forma gross margins for the three months ended March 31, 2001 and 2000 were 65.5% and 55.5%, respectively.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO PRO FORMA THREE MONTHS
  ENDED MARCH 31, 2000

REVENUES

    TRANSACTION REVENUES. Pro forma transaction revenues increased from $29.8 million to $50.9 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $21.1 million, 71%. This increase was due primarily to increased air and non-air revenues which increased 71% and 72%, respectively, compared to the same quarter last year. Pro forma gross bookings increased from $504.3 million for the three months ended March 31, 2000 to $833.6 million for the three months ended
March 31, 2001.

    ADVERTISING REVENUES. Pro forma advertising revenues increased from $5.2 million (net of fees paid to DoubleClick of $691,000) to $16.8 million for the three months ended March 31, 2000 compared to the three months ended
March 31, 2001, an increase of $11.5 million, 221%. This increase was due primarily to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Pro forma other revenues increased from $696,000 to $5.2 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $4.5 million, 652%. The increase was due primarily to the Company's receipt of service charges for the handling and express delivery of certain paper tickets and an increase in revenue related to certain warrants received from HRN in connection with an affiliation agreement.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $15.9 million to $25.1 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $9.2 million, 58%. This increase was due to increases in costs associated with the customer service center and salaries and employee related costs due primarily to the increase in transactions on our Web site.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $24.4 million to $35.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, an increase of $11.5 million, 47%. This increase was due to increased costs relating to the amortization of payments made to strategic distribution partners and additional advertising spending. Part of the increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses decreased slightly from $5.2 million to $5.1 million for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, a decrease of $100,000, 2%.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $5.4 million to $6.3 million for the three months ended
March 31, 2000 compared to the three months ended March 31, 2001, an increase of $949,000, 18%. This was due primarily to an increase in salaries and employee related costs that increased as a result of additional administrative requirements needed to support our growth and to certain non-recurring expenses.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's profits and losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000 and 2001. The allocation was approximately 62% and 61% for the three months ended
March 31, 2000 and March 31, 2001, respectively.

    PROVISION FOR INCOME TAXES. The Company's net operating loss carryforwards shield current income for the first quarter 2001 without need for a provision for income taxes.

ANTICIPATED LOSSES

    The Company has incurred significant operating losses since its inception as an operating unit of Sabre, and has continued to incur losses since the Merger. For the future, our success will depend to a large extent on our ability to greatly increase sales volume so as to realize economies of scale and to increase revenue from advertising and vacation packages resulting in higher gross margins. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we had expected to continue to incur lower costs as a percent of revenue resulting in declining operating losses until the second quarter of 2001, by the end of which time we expected to be at or close to profitability, excluding the effects of non-cash stock compensation expense, the amortization of goodwill and intangible assets and other special non-cash items. The Company, however, was able to accomplish this by the end of the first quarter 2001. The Company projects modest growth with a net profit, excluding special items, during the remaining three quarters of 2001.

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

    - our ability to obtain travel inventory from travel suppliers on satisfactory terms, particularly in competition with alliances formed by travel suppliers;

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

    - our ability to attract and retain advertisers on our Web sites; and

    - advertising revenues from our agreement with AOL may fluctuate due to the effects of seasonality.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the three months ended
March 31, 2001 was $1.1 million which was due primarily to net income before non-cash charges offset by payments to strategic distribution partners. Also affecting cash provided by operating activities was an increase in accounts payable and accrued liabilities and an increase in deferred revenues related to warrants received in connection with an affiliation agreement. Net cash used for operating activities for the three months ended March 31, 2000 was $46.3 million which was due primarily to the prepayment to AOL of

$40 million, the net loss after non-cash charges and Sabre's interest in the Partnership. This was partially offset by an increase in deferred revenues and accounts payable.

    Net cash used for investing activities for the three months ended March 31, 2001 was $5.4 million. Investing activities included the purchase of marketable securities and capital expenditures for furniture and fixtures, leasehold improvements and computer equipment. Net cash used for investing activities for the three months ended March 31, 2000 was $66.3 million which included the purchase of marketable securities with funds received from Sabre in the Merger and capital expenditures for furniture and fixtures and computer equipment.

    Net cash provided by financing activities for the three months ended
March 31, 2001 was $3.8 million due primarily to the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2000 was $113.5 million. Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional $50.0 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements. Effective with the Merger, we began maintaining our own cash balances.

    As of March 31, 2001 we had $86.1 million in cash and marketable securities. The Company expects to have positive cash earnings, excluding special items such as amortization of goodwill, intangibles and stock compensation expense for the remainder of 2001. As a result, we anticipate that cash requirements will be funded by cash flows from operating activities. However, we cannot provide assurance that cash flows from operations of the Partnership will exist or will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL and Yahoo!, or to make capital expenditures or other expenditures necessary to support the anticipated growth of the business or to respond to competition. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

    At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. During the three months ended March 31, 2001, the Company completed two cashless exercises of these warrants receiving approximately 420,000 shares of HRN stock. Upon exercise of the warrants, the Company recorded losses totaling approximately $2.9 million in other income, representing the excess of the fair value of the warrants exercised, as measured using the Black-Scholes option valuation model, over the fair value of the HRN common stock received. At March 31, 2001, the shares of HRN stock are accounted for as available-for-sale marketable equity securities, with a carrying value of approximately $10.8 million, based upon the quoted market value of HRN stock as of that date.

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

    Recently, Northwest Airlines and its alliance partner KLM Royal Dutch Airlines ("KLM") announced the elimination of commissions paid by them for tickets booked through the Internet. As a result of such action, we are now charging a $10 fee for all tickets booked on our Web sites for Northwest Airlines and KLM. The imposition of the $10 fee may discourage our consumers from purchasing such tickets from our Web sites. Some consumers may choose to purchase tickets for Northwest Airlines and KLM through a different vendor or from Northwest Airlines' and KLM's own Web sites. If other airlines or other travel suppliers discontinue payment of commissions for tickets booked through the Internet and, in turn, force us to charge a service fee, we could lose a large portion of our customers and consequently experience a material adverse effect on our business, financial condition and results of operations.

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

    Several major airline carriers have formed a joint sales agency known as "Orbitz," which operates as an online travel reservations service and currently plans to begin sales in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz will obtain favorable and in some cases exclusive access to certain airline fares and inventory and will enjoy other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. The U.S. Department of Justice and the Attorneys General of twenty-one States and the Territory of Puerto Rico, are currently investigating whether these agreements and arrangements violate antitrust or aviation laws; however, we cannot assure you that these investigations will be resolved on terms satisfactory to the Company. If Orbitz is able to use its agreements with such carriers, and its other rights and benefits from them, to create a more comprehensive product or service offering than the Company, our sales and revenues could be materially adversely affected.

ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH DISTRIBUTION PARTNERS AND OTHER THIRD PARTY SERVICE PROVIDERS COULD REDUCE OUR REVENUES.

    We rely on Yahoo!, AOL, Excite and other distribution partners for a significant amount of our customers. If we are unable to maintain satisfactory relationships with Yahoo!, AOL or Excite, or if these companies are unable to maintain their positive market presence and reputation and steer online traffic to our Web sites, our sales and revenue could decline, and our business, financial condition and results of operations could be adversely affected.

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

CONFLICTS OF INTEREST WITH SABRE COULD IMPEDE OUR BUSINESS STRATEGY AND HURT OUR BUSINESS.

    Sabre Holdings Corporation and its affiliates currently own 12.3% of the Company's issued and outstanding Common Stock and 33.0 million shares of the Company's Class A Common Stock, which are convertible into shares of Common Stock. If all of the Class A Common Stock were converted, Sabre Holdings Corporation and its affiliates' ownership of the Company's issued and outstanding Common Stock would increase from 12.3% to approximately 71%. There is no limit on the ability of

Sabre Holdings Corporation and its affiliates to purchase shares of the Company's Common Stock in the open market.

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

    Because of our affiliation with Sabre Holdings Corporation and its affiliates, potential strategic partners or vendors may not wish to enter, or may be contractually prohibited from entering into or expanding strategic relationships with us. If too many potential strategic partners were to decline strategic relationships with us, or if vendors were to limit their dealings with us because of our affiliation with Sabre, our business, operating results and financial condition could be materially adversely effected.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD REDUCE OUR REVENUES.

    Our business and operations rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. Our sales and revenues would be significantly reduced as a result of a decline in travel by consumers. Events that tend to reduce travel would reduce our sales and revenues, including:

    - price escalation in the airline industry or other travel-related industries;

    - airline or other travel related strikes;

    - political instability and hostilities;

    - regional hostilities and terrorism;

    - unusual periods of bad weather;

    - fuel price escalation;

    - increased occurrence of travel-related accidents; and

    - significant economic downturns and recessions.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

    In order to remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our Web sites. If we fail to continually improve our Web sites' speed, personalization and customer service, we could lag behind competitors or our Web sites could become obsolete. As a result, we could lose market share and our revenues would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our services depend on complex search mechanisms to find the best available fares. If our competitors develop technology to help consumers find the best fares more quickly or easily, or at a cheaper cost, then we may also lose market share. In order to remain competitive, we may have to incur substantial costs and expenses to respond to the increasingly sophisticated requirements of online consumers and suppliers. Such costs and expenses may have a material adverse effect on our business, financial condition and results of operations.

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

    Data collection, protection and privacy issues are a growing concern in the U.S, and many countries around the world in which the Company does business or may do business in the future. Evolving government regulation in these areas could limit or restrict the Company's ability to market its products and services to consumers, increase the Company's costs of operation and lead to a decrease in demand for our products and services, which would have a material adverse effect on our business, financial condition and results of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At March 31, 2001, there has not been a material change to the Company's exposure to interest rate risk on investments since December 31, 2000.

    At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. As a result of completing two cashless exercises of these warrants during the three months ended March 31, 2001, the company holds approximately 420,000 shares of HRN Class A Common Stock. At March 31, 2001, the shares of HRN common stock had a carrying value of approximately $10.8 million.

    In May, 2001, the Company completed an additional cashless exercise of these warrants. As a result of this transaction, the Company received approximately 640,000 shares of Class A Common Stock of HRN.

    The Company's shares of HRN Class A Common Stock are subject to market risk. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock is sold.

    In May, 2001, the Company sold approximately 420,000 shares of HRN Class A Common Stock.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None.

    (b) Reports on Form 8-K

       None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRAVELOCITY.COM INC.

Date: May 15, 2001                                     By:             /s/ TERRELL B. JONES
                                                            -----------------------------------------
                                                                         Terrell B. Jones
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:            /s/ RAMESH K. PUNWANI
                                                            -----------------------------------------
                                                                        Ramesh K. Punwani
                                                                     CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)