Form 10-K/A
period 2000-01-31
TRAVELOCITY COM INC
filed 2001-08-01
CIK 1104172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

                            ------------------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-24201
                            ------------------------

                              TRAVELOCITY.COM INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2855109
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
           15100 TRINITY BOULEVARD
              FORT WORTH, TEXAS                                    76155
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (817) 785-8000
                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock of the registrant on July 26, 2001, as reported on the Nasdaq National Market, was approximately $386,214,353.52.

    As of July 26, 2001, the registrant had outstanding 17,173,838 shares of common stock and 33,000,000 shares of Class A Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 on Form 10-K/A amends Items 7 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed by the Registrant on April 2, 2001, and is being filed to reflect additional disclosures related to the Company's transaction revenues and related revenue recognition policies, marketable securities, segment reporting, and the Company's agreement with America Online, Inc. In addition, references to transaction revenue have been changed to transaction services revenues. The Registrant has not amended all Items in the Annual Report on Form 10-K for the sole purpose of conforming such references.

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

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

REVENUES

    TRANSACTION SERVICES REVENUES. Revenues generated from air services increased from $47.1 million to $108.0 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $60.9 million, or 129%. Revenues generated from non-air services increased from $7.5 million to $31.8 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $24.3 million, or 325%. These increases were primarily attributable to an increase in gross bookings through our Web sites and added sales resulting from the Merger. Gross bookings increased from $808.4 million for the year ended December 31, 1999 to $2.4 billion for the year ended December 31, 2000.

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

1999 COMPARED TO 1998

REVENUES

    TRANSACTION SERVICES REVENUES. Revenues generated from air services increased from $16.1 million to $47.1 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $31.0 million, or 192%. Revenues generated from non-air services increased from $2.2 million to $7.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1999, an increase of approximately $5.3 million, or 234%. These increases were primarily attributable to increased sales through our Web site. Gross bookings increased from $284.6 million for the year ended December 31, 1998 to $808.4 million for the year ended December 31, 1999.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Transaction services revenue:
    Air.....................................................  $ 112,183    $  55,732
    Non-air.................................................     34,481       14,548
  Advertising revenue.......................................     49,196       19,632
  Other.....................................................      5,482        1,029
                                                              ---------    ---------
    Total revenues..........................................  $ 201,342    $  90,941
                                                              =========    =========
Gross profit................................................  $ 125,460    $  50,211
Operating expenses..........................................    174,446       99,035
Amortization of intangible assets and goodwill..............     89,027       89,027
                                                              ---------    ---------
Operating loss..............................................   (138,013)    (137,851)
Other income................................................      5,014        2,206
                                                              ---------    ---------
Net loss before Sabre's interest............................   (132,999)    (135,645)
Sabre's interest in partnership(1)..........................     81,580       84,100
                                                              ---------    ---------
Net loss....................................................  $ (51,419)   $ (51,545)
                                                              =========    =========
Pro forma basic and diluted loss from continuing operations
  per share.................................................  $   (2.74)   $   (3.06)
                                                              =========    =========
Weighted average shares used in basic and diluted per share
  calculations(2)...........................................     18,748       16,850
                                                              =========    =========
SUPPLEMENTAL FINANCIAL DATA
Gross bookings(3)...........................................  2,460,400    1,190,400

------------------------

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

RESULTS OF OPERATIONS

PRO FORMA 2000 COMPARED TO PRO FORMA 1999

REVENUES

    TRANSACTION SERVICES REVENUES. Pro forma transaction services revenues increased from $70.3 million to $146.7 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $76.4 million, or 109%. This increase was primarily attributable to increased air and non-air revenues which increased 101% and 137%, respectively, compared to the same period last year. Pro forma gross bookings increased from $1.2 billion for the year ended December 31, 1999 to $2.5 billion for the year ended December 31, 2000.

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

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                              ------------
2001........................................................    $ 51,000
2002........................................................      51,000
2003........................................................      40,000
2004........................................................      40,000
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

    Several major airline carriers have formed a joint sales agency known as "Orbitz," which operates as an online travel reservations service and began sales in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz will obtain favorable and in some cases exclusive access to certain airline fares and inventory and will enjoy other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. The U.S. Department of Justice, the U.S. Department of Transportation and the Attorneys General of twenty-one States and the Territory of Puerto Rico, are currently investigating whether these agreements and arrangements violate antitrust or aviation laws; however, we cannot assure you that these investigations will be resolved on terms satisfactory to the Company. If Orbitz is able to use its agreements with such carriers, and its other rights and benefits from them, to create a more comprehensive product or service offering than the Company, our sales and revenues could be materially adversely affected.

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

    - economic downturns and recessions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statements of Cash Flows.......................    F-4
Consolidated Statements of Stockholders' Equity (Deficit)...    F-5
Notes to Consolidated Financial Statements..................    F-6

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

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
January 15, 2001,
except for Note 15, as to
which the date is March 12, 2001

                              TRAVELOCITY.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                           ASSETS
CURRENT ASSETS
  Cash......................................................    $     859        $     --
  Marketable securities.....................................       70,696              --
  Accounts receivable, net of allowance for doubtful
    accounts of $649 at December 31, 2000...................       19,196           3,259
  Prepaid expenses and other current assets.................       18,755             195
                                                                ---------        --------
    Total current assets....................................      109,506           3,454
PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................        3,692             726
  Furniture, fixtures and equipment.........................        3,608             995
  Computer equipment........................................       22,828           1,342
                                                                ---------        --------
                                                                   30,128           3,063
  Less accumulated depreciation and amortization............      (12,347)         (1,118)
                                                                ---------        --------
    Total property and equipment............................       17,781           1,945
Intangible assets, net of accumulated amortization of
  $75,464 and $4,810 at December 31, 2000 and December 31,
  1999, respectively........................................      198,113           4,190
Other assets................................................        2,568              50
                                                                ---------        --------
    TOTAL ASSETS............................................    $ 327,968        $  9,639
                                                                =========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $   6,242        $  7,114
  Accrued compensation and related benefits.................        3,910             676
  Payable to affiliates.....................................          191              28
  Other accrued liabilities.................................        7,310             955
                                                                ---------        --------
    Total current liabilities...............................       17,653           8,773
Payable to affiliates.......................................           --          68,884
Deferred revenue............................................        2,918              --
Other liabilities...........................................        1,109             544
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock, $.001 par value; 7,000 shares
    authorized at December 31, 2000; no shares issued.......           --              --
  Common Stock, $.001 par value; 135,000 shares authorized;
    16,199 shares issued and outstanding at December 31,
    2000....................................................           16              --
  Class A Common Stock, $.001 par value; 33,000 and 3,000
    shares authorized, issued and outstanding at
    December 31, 2000 and December 31, 1999, respectively...           33               3
  Class B Common Stock, $.001 par value; 75,000 and 1,500
    shares authorized at December 31, 2000 and December 31,
    1999, respectively; no shares issued....................           --              --
  Contributions from affiliates.............................           --           7,841
  Stock subscription receivable from affiliate..............           --              (3)
  Additional paid-in capital................................      424,903              --
  Equity options outstanding................................        4,225              --
  Accumulated deficit.......................................     (122,889)        (76,403)
                                                                ---------        --------
    Total stockholders' equity (deficit)....................      306,288         (68,562)
                                                                ---------        --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $ 327,968        $  9,639
                                                                =========        ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
REVENUES
  Transaction services revenue
    Air.....................................................  $ 107,991   $ 47,077   $ 16,125
    Non-air.................................................     31,823      7,490      2,245
  Advertising...............................................     47,374      8,591      2,821
  Other.....................................................      5,482      1,029         47
                                                              ---------   --------   --------
    Total revenues..........................................    192,670     64,187     21,238
  Costs of revenues.........................................     72,131     40,255     19,067
                                                              ---------   --------   --------
  Gross profit..............................................    120,539     23,932      2,171
OPERATING EXPENSES
  Selling and marketing.....................................    120,112     29,532     10,608
  Technology and development................................     18,507      9,624      8,483
  General and administrative................................     16,698      5,407      4,360
  Expenses related to integration of Preview Travel.........      1,537         --         --
  Stock compensation(1).....................................      4,882         --         --
  Amortization of intangible assets and goodwill............     72,607         --         --
                                                              ---------   --------   --------
    Total operating expenses................................    234,343     44,563     23,451
                                                              ---------   --------   --------
OPERATING LOSS..............................................   (113,804)   (20,631)   (21,280)
OTHER INCOME
  Interest income, net......................................      3,689         --         --
  Other income, net.........................................      1,127         --         --
                                                              ---------   --------   --------
  Loss before Sabre's interest in partnership...............   (108,988)   (20,631)   (21,280)
Sabre's interest in partnership.............................     62,086         --         --
                                                              ---------   --------   --------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  $ (46,902)  $(20,631)  $(21,280)
                                                              =========   ========   ========
Loss per common share, basic and diluted....................  $   (2.17)        --         --
                                                              =========   ========   ========
Weighted average common shares used in loss per common share computation:
  Basic and diluted.........................................     21,647         --         --
                                                              =========   ========   ========

------------------------

(1) Stock compensation relates to the following:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Costs of revenues...................................   $   29     $   --     $   --
Selling and marketing...............................    1,687         --         --
Technology and development..........................      164         --         --
General and administrative..........................    3,002         --         --
                                                       ------     ------     ------
  Total.............................................   $4,882     $   --     $   --
                                                       ======     ======     ======

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $ (46,902)  $(20,631)  $(21,280)
Adjustments to reconcile net loss to cash used for operating activities
  Depreciation and amortization.............................    108,769      2,833      2,412
  Stock compensation........................................      4,929         --         --
  Sabre's interest in partnership...........................    (62,086)        --         --
  Gain on sale of investments...............................     (1,127)        --         --
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (15,934)      (781)    (2,109)
    Accounts payable, accrued and other liabilities.........     (3,956)     7,206        628
    Prepayment to strategic distribution partner............    (40,000)        --         --
    Deferred revenue........................................      2,918         --         --
    Payable to affiliates...................................         93     (1,395)       973
                                                              ---------   --------   --------
  Cash used for operating activities........................    (53,296)   (12,768)   (19,376)
INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition
  costs.....................................................        827         --         --
Additions to property and equipment.........................    (11,717)      (522)    (2,346)
Purchases of marketable securities..........................   (268,819)        --         --
Sales of marketable securities..............................    218,222         --         --
Other investing activities, net.............................       (906)        --         --
                                                              ---------   --------   --------
  Cash used for investing activities........................    (62,393)      (522)    (2,346)
FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................      6,818     13,290     16,618
Contribution from affiliates................................         --         --      5,104
Contribution of cash to the Partnership by Sabre in
  connection with the Merger................................     52,680         --         --
Proceeds from issuance of common stock......................     54,000         --         --
Proceeds from exercise of stock options.....................      3,786         --         --
Other.......................................................       (736)        --         --
                                                              ---------   --------   --------
  Cash provided by financing activities.....................    116,548     13,290     21,722
                                                              ---------   --------   --------
Increase in cash and cash equivalents.......................        859         --         --
Cash at beginning of the period.............................         --         --         --
                                                              ---------   --------   --------
Cash at end of the period...................................  $     859   $     --   $     --
                                                              =========   ========   ========
Supplemental cash flow information:
    Cash payments for interest..............................  $      88   $     --   $     --
                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                     SERIES A                  CLASS A      CLASS B     CONTRIBUTIONS      STOCK       ADDITIONAL
                                     PREFERRED     COMMON       COMMON       COMMON         FROM        SUBSCRIPTION    PAID-IN
                                       STOCK       STOCK        STOCK        STOCK       AFFILIATES      RECEIVABLE     CAPITAL
                                     ---------   ----------   ----------   ----------   -------------   ------------   ----------
Balance at December 31, 1997.......    $ --      $     --     $     --     $     --        $ 2,737          $--         $     --
Net loss...........................      --            --           --           --             --           --               --
Contribution from Sabre............      --            --           --           --          5,104           --               --
                                       ----      ----------   ----------   ----------      -------          ---         --------
Balance at December 31, 1998.......                                                          7,841
Net loss...........................      --            --           --           --             --           --               --
Issuance of common stock to
  affiliate........................      --            --            3           --             --           --               --
Stock subscription receivable from
  affiliate........................      --            --           --           --             --           (3)              --
                                       ----      ----------   ----------   ----------      -------          ---         --------
Balance at December 31, 1999.......      --            --            3           --          7,841           (3)              --
Net loss...........................      --            --           --           --             --           --               --
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................      --            --           --           --         (7,841)           3           80,721
Conversion by Sabre of 3,000
  Class A common shares to 33,000
  Series A preferred shares........      33            --           (3)          --             --           --            8,619
Conversion of 33,000 Series A
  preferred shares to 33,000
  Class A common shares............     (33)           --           33           --             --           --               --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................      --            14           --           --             --           --          276,749
Issuance of 1,350 common shares for
  cash.............................      --             1           --           --             --           --           53,999
Issuance of 471 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............      --             1           --           --             --           --            4,693
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................      --            --           --           --             --           --              122
Unrealized gains on investments....      --            --           --           --             --           --               --
                                       ----      ----------   ----------   ----------      -------          ---         --------
Balance at December 31, 2000.......    $ --      $     16     $     33     $     --        $    --          $--         $424,903
                                       ====      ==========   ==========   ==========      =======          ===         ========

                                       EQUITY
                                       OPTIONS     ACCUMULATED
                                     OUTSTANDING     DEFICIT       TOTAL
                                     -----------   ------------   --------
Balance at December 31, 1997.......    $   --       $ (34,492)    $(31,755)
Net loss...........................        --         (21,280)     (21,280)
Contribution from Sabre............        --              --        5,104
                                       ------       ---------     --------
Balance at December 31, 1998.......                    55,772       47,931
Net loss...........................        --         (20,631)     (20,631)
Issuance of common stock to
  affiliate........................        --              --            3
Stock subscription receivable from
  affiliate........................        --              --           (3)
                                       ------       ---------     --------
Balance at December 31, 1999.......        --         (76,403)     (68,562)
Net loss...........................        --         (46,902)     (46,902)
Contribution of the assets and
  liabilities of the Travelocity
  Division by Sabre................        --              --       72,883
Conversion by Sabre of 3,000
  Class A common shares to 33,000
  Series A preferred shares........        --              --        8,649
Conversion of 33,000 Series A
  preferred shares to 33,000
  Class A common shares............        --              --           --
Issuance of 14,378 common shares in
  connection with the merger with
  Preview Travel...................        --              --      276,763
Issuance of 1,350 common shares for
  cash.............................        --              --       54,000
Issuance of 471 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............        --              --        4,694
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................     4,225              --        4,347
Unrealized gains on investments....        --             416          416
                                       ------       ---------     --------
Balance at December 31, 2000.......    $4,225       $(122,889)    $306,288
                                       ======       =========     ========

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

    The Company and Sabre are the partners in the Partnership. The Company currently holds an approximate 39% equity interest in the Partnership, with the remaining approximate 61% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds approximately 22% equity interest in the Company. Sabre currently beneficially holds approximately 70% economic interest in the Partnership--that is:

    - approximately 61% equity interest held directly and indirectly through wholly-owned subsidiaries, plus

    - approximately 9% equity interest held through the Company--that is, 22% (Sabre's equity interest in the Company) of 39% (the Company's equity interest in the Partnership).

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

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Sabre has a majority equity interest in the Partnership and the general presumption would be for Sabre to consolidate the Partnership into its financial statements. Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors since it has the right to appoint a majority of the directors. Furthermore, although Travelocity Holdings, Inc. ("Travelocity Holdings"), a wholly-owned subsidiary of Sabre, manages the day to day operations of the Partnership pursuant to a management services agreement, it is subject to the direction and oversight of the Partnership's board of directors.

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

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization policies are as follows:


Property and Equipment
  Computer equipment.................  3 to 5 years
  Furniture and fixtures.............  5 to 15 years
  Leasehold improvements.............  Lesser of lease term or useful life
  Intangible assets..................  1 to 7 years
Property under capital leases........  Lease term
Goodwill.............................  Estimated economic life

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

    REVENUE RECOGNITION. The Company provides online travel services through Travelocity.com, its proprietary online travel Web site, as well as certain co-branded sites operated in conjunction with other Internet sites. Most of the reservations made through these sites are booked through the Sabre system. For 1999, booking fees were collected from air, car rental and hotel vendors and other providers of travel related products and services ("associates") by Sabre and transferred to the Company. After 2000, the Company received booking incentives under an access agreement with Sabre for travel bookings made through the Sabre system. These fees represent compensation for the processing of reservations for the travel supplier. These fees are not collected from the consumer, nor do they represent the cost of the travel product purchased by the consumer from the travel supplier. Transaction services revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. At December 31, 2000 and 1999, the Company had recorded booking fee cancellation reserves of approximately $237,000. Transaction services revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

    Transaction services revenue also includes commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are recognized upon receipt.

    During 2000, 1999 and 1998, the Company had no arrangements with travel suppliers for the purchase and resale of inventory or products at a price determined by the Company or which included a non-cancellable commitment to purchase certain quantities of inventory. The Company has recorded no revenues on a gross basis as contemplated by Emerging Issues Task Force Issue No. 99-19, "Recording Revenue Gross as a Principle Versus Net as Agent," during these periods.

    Advertising revenues are derived primarily from our advertising revenue sharing agreement with America Online, Inc. ("AOL") and the delivery of advertising impressions on the Company's Web sites.

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising revenues are recognized in the period that advertising impressions are delivered. Licensing and royalty fees are derived from operating certain airline reservation sites and are recognized in the period earned.

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

    INCOME TAXES. The results of operations of the Travelocity Division were included in the consolidated federal income tax return of AMR, Sabre's former parent company for periods prior to the Merger. Sabre and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provided for the allocation of tax liabilities during the tax periods Sabre and its operating divisions and subsidiaries are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires Sabre to pay to AMR the amount of federal, state and local income taxes that Sabre would have paid had it not been a member of the AMR consolidated tax group. Sabre and its operating divisions and subsidiaries, including the Travelocity Division, are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which Sabre is included in the AMR consolidated group. AMR has agreed, however, to indemnify Sabre and its operating

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) divisions and subsidiaries for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than Sabre.

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

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK. The Company operates in the online travel services industry, which is new, rapidly evolving and intensely competitive. The Company competes with traditional travel agency reservation methods and other online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites.

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

    SEGMENTS. The Company's chief operating decision maker manages the operations of the Company as one business. The Company's co-branded Web sites are not evaluated separately from the Travelocity Web site. The Company's international Web sites are not managed separately from the

                              TRAVELOCITY.COM INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other Web sites. The various services offered through the Company's Web sites are not evaluated by service. Revenues are managed in their entirety. The Company's costs are managed on a functional basis, by department, which are not directly aligned with the various revenue categories. The Company does not evaluate profitability of individual sites or services.

    The Company derives transaction service revenues and advertising revenues from one asset base. Advertising revenues are a byproduct of the use of the Company's Web sites by users of Travelocity's travel reservation services. The Company does not, and does not believe that it could in any meaningful way, allocate the costs of operating its Web based travel reservation services between transaction service revenues and advertising revenues. Direct incremental costs of the Company's advertising and other revenue are not significant. Revenues from customers outside the United States represent less than 10% of total revenues.

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

                              TRAVELOCITY.COM INC.

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED) Immediately after the Merger, the Company contributed all of the Preview
Travel assets and liabilities to the Partnership as well as the $50 million received from Travelocity Holdings. In exchange, the Company received partnership units representing in total an approximate 39% equity interest in the Partnership. As a result, the Company became a holding company whose sole asset is its interest in the Partnership.

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


Fair market value of Preview Travel's common stock..........  $253,395
Fair market value of Preview Travel stock options...........    23,655
Investment advisor, legal, accounting and other professional
  fees and expenses.........................................     9,657
Other costs directly related to the Merger..................       493
                                                              --------
  Total.....................................................  $287,200
                                                              ========

    The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):


Working capital.............................................  $  2,946
Property and equipment......................................     4,055
Marketable securities-long term.............................    12,262
Noncurrent liabilities......................................      (624)
Goodwill....................................................   268,561
                                                              --------
  Total.....................................................  $287,200
                                                              ========

    The estimates of fair value were determined by the Company's management based on information furnished by management of Preview Travel and independent valuations of the net assets acquired, including intangible assets.

    The goodwill recorded in the Merger is being amortized over a three-year period.

    The following unaudited pro forma information presents the Company's results of operations as if the Merger, the contribution agreements and other agreements entered into at the effective date of the merger by the Partnership and Sabre had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company and Preview Travel for periods prior to the Merger date, March 7, 2000. This pro forma information does not purport to be

                              TRAVELOCITY.COM INC.

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED) indicative of what would have occurred had the Merger occurred as of that date, or of results of operations that may occur in the future (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                              2000           1999
                                                            ---------      ---------
                                                                  (UNAUDITED)
Revenues..............................................      $201,342       $ 90,941
                                                            --------       --------
Net loss..............................................      $(51,419)      $(51,545)
                                                            --------       --------
Basic and diluted loss per share......................      $  (2.74)      $  (3.06)
                                                            --------       --------

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

    SPECIAL MAJORITY APPROVAL RIGHTS. As long as the Sabre Partners own 30% or more of the partnership units, a special majority of the Partnership's board, including at least one director designated by the Company and one director designated by Travelocity Holdings, must approve any action to admit a new partner; to consolidate or merge the Partnership with another entity; to liquidate or dissolve the Partnership, initiate bankruptcy proceedings, or dispose of substantially all of the

                              TRAVELOCITY.COM INC.

3. MERGER WITH PREVIEW TRAVEL AND RELATED TRANSACTIONS (CONTINUED) Partnership's assets; to enter into any line of business other than providing consumer-direct travel content, travel reservation services and related goods and services through Internet Web sites; to issue, directly or indirectly, any partnership units other than as the Partnership agreement expressly permits; or to make distributions of cash or property to partners, or acquire partnership interests, except as the Partnership agreement expressly permits.

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

    All investments are classified as current assets. The Company's investments at December 31, 2000 include the following (in thousands):

Overnight money market investments..........................  $ 3,136
Corporate notes.............................................   39,543
Asset-backed securities.....................................   22,049
U.S. Government treasuries..................................    5,968
                                                              -------
    Total...................................................  $70,696
                                                              =======

    The market value and contractual maturities of investments at December 31, 2000 are as follows (in thousands):

Due in one year or less.....................................  $23,604
Due after one year to three years...........................   44,071
Due after three years.......................................    3,021
                                                              -------
    Total...................................................  $70,696
                                                              =======

    Marketable securities represent the investment by the Company of cash available for current operations. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high credit quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert its investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, the Company has classified all marketable securities as current assets in the accompanying balance sheets.

7. COMMITMENTS AND CONTINGENCIES

    At December 31, 2000, the Company was committed to certain capital leases for office and computer equipment that were acquired effective with the Merger on March 7, 2000. The leases expire over a period of one to three years. The current and long-term portions of capital lease obligations are reported in the balance sheet at December 31, 2000 in other accrued liabilities and other liabilities, respectively. In July 2000, the Company entered into an operating lease agreement with a third party

                              TRAVELOCITY.COM INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) for the lease of our headquarters facility. At December 31, 2000 our future minimum lease payments required under our lease agreements were as follows (in thousands):

                                                             CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                      LEASES     LEASES
------------------------                                     --------   ---------
2001.......................................................    $664      $ 3,501
2002.......................................................     228        2,729
2003.......................................................       9        2,729
2004.......................................................      --        2,729
2005.......................................................      --          724
Thereafter.................................................      --           --
                                                               ----      -------
Total minimum lease payments...............................     901       12,412
Less amount representing interest..........................      55           --
Present value of net minimum lease payments under capital
  leases...................................................    $846      $    --
                                                               ====      =======
Current portion............................................    $618      $    --
                                                               ====      =======
Long-term capital lease obligations........................    $228      $    --
                                                               ====      =======

    Assets under capital leases are included in property and equipment at December 31, 2000 as follows (in thousands):

Furniture, fixtures and equipment...........................  $  59
Computer equipment..........................................    497
Other.......................................................    613
Less accumulated amortization...............................   (613)
                                                              -----
Net capital lease assets....................................  $ 556
                                                              =====

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

                              TRAVELOCITY.COM INC.

8. INCOME TAXES

    The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Statutory income tax effect......................  $(16,416)  $(7,221)   $(7,448)
State income taxes, net of federal tax effect....      (603)     (671)      (692)
Losses for which no benefit has been
  recognized.....................................     7,097     7,886      8,135
Nondeductible goodwill amortization..............     9,922        --         --
Other............................................        --         6          5
                                                   --------   -------    -------
    Total provision for income taxes.............  $     --   $    --    $    --
                                                   ========   =======    =======

    The components of the Company's deferred tax assets were as follows (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Accrued expenses.........................................  $    518   $   574
Employee benefits other than pension.....................       186        --
Net operating loss carryforwards.........................    47,787        --
Depreciation and amortization............................       142     1,293
Other....................................................       167        --
                                                           --------   -------
                                                             48,800     1,867
Less valuation allowance.................................   (48,800)   (1,867)
                                                           --------   -------
    Net deferred tax asset...............................  $     --   $    --
                                                           ========   =======

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

    The Company will separately file a federal income tax return (see Note 2). Accordingly, only the Company can utilize the NOL's acquired from Preview Travel. To the extent that the NOL's acquired from Preview Travel are utilized to offset the Company's future taxable income, goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced. If goodwill and

                              TRAVELOCITY.COM INC.

8. INCOME TAXES (CONTINUED)
non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced.

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

    COMMON STOCK. Each share of common stock is entitled to one vote and votes together as a single class with the holders of the shares of Series A Preferred Stock, Class A Common Stock and

                              TRAVELOCITY.COM INC.

9. CAPITAL STRUCTURE (CONTINUED)
Class B Common Stock on all matters on which a vote of stockholders is to be taken, except as otherwise required by law or certain predetermined events (see Class B Common Stock below).

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

                              TRAVELOCITY.COM INC.

10. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS (CONTINUED)
    On October 2, 1999, the Company entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc.
(AOL), which became effective upon consummation of the Merger with Preview Travel and was assigned to the Partnership. The AOL Agreement provides, among other things, that Travelocity's Web sites will be the exclusive reservations engine for AOL's Internet properties and that required payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five year term of the agreement. Under certain circumstances, the Company may elect to alter the terms of the AOL Agreement and would no longer be required to make guaranteed payments to AOL. If the Company chooses to alter the AOL agreement, it will no longer share advertising revenues with AOL.

    The Company made a payment of $40.0 million to AOL during 2000. The Company is amortizing the payments due under the AOL agreement as a selling and marketing expense in accordance with the terms of the contract. Payments are recorded as prepaid assets, which are reduced by amortization. Amortization expense of approximately $24.0 million was recorded during 2000 by the Company relating to this payment. Approximately $16.0 million is recorded as a prepaid asset at December 31, 2000. Commissions are due to AOL as travel reservations are made by AOL users through the Company's co-branded AOL Web site. Such commissions are recorded as a selling and marketing expense when the Company recognizes the related revenues. Amounts received from AOL under the advertising revenue sharing arrangement are recognized in the month earned.

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

    In connection with these agreements, the Company is committed to make aggregate future minimum payments as follows (in thousands):

                                                               YEAR ENDING
                                                              DECEMBER 31,
                                                              -------------
2001........................................................     $ 51,000
2002........................................................       51,000
2003........................................................       40,000
2004........................................................       40,000
                                                                 --------
                                                                 $182,000
                                                                 ========

    In December 1997, the Company entered into an agreement with Netscape Communications Corporation ("Netscape") to license the use of the Netscape trademark in specified circumstances for $4 million. The license fee was classified as an intangible asset and was being amortized over its estimated useful life of 3 years. Amortization expense for the year ended December 31, 2000 was approximately $333,333 and $1,333,000 for both 1999 and 1998. Netscape was acquired by AOL during

                              TRAVELOCITY.COM INC.

10. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS (CONTINUED)
2000. In connection with the AOL Agreement, the Company was remunerated for the remaining unamortized balance as of April 1, 2000 for this license.

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

    Travelocity Holdings designates the executive officers of the Partnership, subject to the approval of the Partnership's board of directors. Travelocity Holdings employs and pays the senior executive officers

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED) of the Partnership and all other persons providing services under the management services agreement (approximately ten other persons).

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

    The management services agreement will terminate:

    - at any time, by the mutual consent of the parties;

    - if one party breaches the agreement and the other party elects to terminate; or

    - if Sabre directly or indirectly owns less than 35% of the Partnership and Travelocity Holdings or the Partnership elects to terminate the agreement.

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

    Sabre pays fees to the Partnership based on:

    - the gross number of travel segments that are booked through the Partnership in the Sabre system, and

    - the gross number of passenger name records in the Sabre system which originate through the Partnership and are referred to a Sabre travel agency for ticketing.

    Sabre also pays fees to the Partnership for additional marketing obligations undertaken by the Partnership. The Partnership pays fees to Sabre based on the Partnership's use of messages and terminal addresses in the Sabre system. The pricing structure will be open for negotiation every four

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED) years, within parameters appropriate for Sabre customers of similar size, configuration and business activity to the Partnership and other relevant market comparisons.

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

    - DATA AND VOICE MANAGEMENT. For a period of three years, Sabre will provide standard data and voice management services to the Partnership, including management of a domestic data network, custom data network, remote connectivity, inbound/outbound voice, voicemail and 800 services, among others. Data and voice management services generally are priced as a pass-through of charges assessed by third party network providers, together with a management fee payable to Sabre. Effective in 2001, the Partnership and Sabre amended this agreement to terminate the provision of voice management services by Sabre.

    - WEB HOSTING. The Web hosting services provided by Sabre are divided into standard and optional services. The standard Web hosting services include Web Internet access, data center and systems monitoring and back-up services. The optional Web hosting services include premium capacity planning, hardware and software, asset management, database problems resolution, technical consulting and change management. Sabre provided these services for an initial term of six months, after which the Partnership renewed the term for an additional six month period. The parties are currently negotiating the extension of the term of this agreement. If the Partnership elects to use a third party for this service, the Partnership will have to relocate its hardware and infrastructure from Sabre's Tulsa facility. Web hosting services are priced based on several factors including data center floor space utilization, number of servers operated and monitored, number of network devices, service functions and other variable service charges.

    - DEVELOPMENT. The Partnership purchases systems development resources relating to the Sabre-Registered Trademark- system from Sabre. Sabre provides to the Partnership related development services based on rolling annual development requirements and project plans. In addition, each party must allow the other party to bid for specified development projects of the other party which are subject to bids, requests for proposals or other competitive offer processes. The parties establish guidelines designed to protect and, in some cases, license and sublicense the intellectual property developed through the development services provided by Sabre or by the Partnership or through the joint development of a project by Sabre and the Partnership. The development services provisions last for a period of 15 years.

    INTELLECTUAL PROPERTY AGREEMENT. Sabre and the Partnership have entered into an intellectual property agreement. Under the agreement, the rights granted and restrictions imposed on both parties with respect to the pool of intellectual property subject to the agreement will continue in perpetuity. Each party agrees, for a period of 15 years, to contribute any new intellectual property that has

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED) application in the other party's business, whether developed internally or acquired from a third party, to the pool of intellectual property that will be freely and irrevocably available for use by the other in its own business.

    The obligation of both parties to contribute newly acquired or developed intellectual property to the pool:

    - will automatically terminate in the event that Sabre no longer possesses at least 20% of the Partnership units or otherwise no longer has control of the Partnership;

    - may be terminated by the Partnership if, after the expiration of the two-year non-competition agreement described below, Sabre enters into a business that would have been subject to the non-competition restriction; and

    - may be terminated by Sabre if the Company enters into the business of distributing travel inventory directly to travel agents or corporations or travel technology to any travel industry suppliers.

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

    NON-COMPETITION AGREEMENT. The Company, as an affiliate of Sabre, AMR and American are parties to a Non-Competition Agreement dated July 1, 1996 and expiring December 31, 2001, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED) limit their competition with Sabre's business, including consumer-direct internet travel distribution in certain circumstances.

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

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED)
    REVENUES FROM AFFILIATES

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

    Expenses charged by affiliates are as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Data processing, communication and labor costs...  $21,439    $33,891    $15,225
Ticket fulfillment costs.........................       --      1,116      8,718
Management services..............................    7,147      3,065      2,744
Employee benefits................................      643        578        407
Travel services..................................      209        486        327
Facilities rental................................      205        372        287
Marketing cooperation............................       25        100        100
Other administrative costs.......................       --          2          4
                                                   -------    -------    -------
    Total expenses...............................  $29,668    $39,610    $27,812
                                                   =======    =======    =======

    During 1999, the Company received a $1.7 million payment from an AMR affiliate in connection with the termination of the use of a customer service center operated by the AMR affiliate, which has been credited to cost of revenues.

    PAYABLE TO AFFILIATES

    Amounts either due to or from Sabre or due to American and other subsidiaries of AMR for periods prior to the spin-off are due within 30 days of month end and are therefore considered to be current liabilities. Prior to the Merger, amounts due to Sabre were classified as non-current liabilities since historically Sabre had funded the Company's losses. Interest expense was not recorded on

                              TRAVELOCITY.COM INC.

11. CERTAIN RELATED PARTY TRANSACTIONS (CONTINUED) amounts due to Sabre. A summary of balances outstanding and the weighted average balances outstanding for the periods indicated are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Balance at beginning of period..................  $ 68,884   $55,594    $38,976
Advances from affiliates........................     6,818    13,290     21,722
Payable to affiliates...........................       191        --         --
Contributions by affiliates to division
  equity........................................   (75,702)       --     (5,104)
                                                  --------   -------    -------
Balance at end of period........................  $    191   $68,884    $55,594
                                                  ========   =======    =======
Weighted average balance of advances
  Outstanding...................................  $ 11,305   $64,482    $44,683
                                                  ========   =======    =======

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

13. STOCK AWARDS AND OPTIONS

    TRAVELOCITY STOCK OPTION PLANS. The Company has established the Travelocity.com LP 1999 Long-Term Incentive Plan and the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. Each plan is

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) designed to attract, retain, and motivate highly talented employees critical to the long-term growth and success of the Company. The Company has authorized 7.0 million shares of its common stock, plus an additional 4% of the total outstanding shares as of January 1 of each of 2001, 2002 and 2003, for issuance under both plans. Each plan provides for awards of options to purchase, or stock appreciation rights ("SARS") with respect to, shares of the Company's common stock to the Partnership and Travelocity Holdings employees, directors and consultants, with approval rights by the board of directors to other specified grants that may be awarded. Each plan allows for grants of options or SARS to purchase an aggregate of 4.5 million shares of the Company's common stock. However, the total awards issued under the two plans combined may not exceed 7.0 million shares of the Company's common stock. Each of the plans are effective until October 2009. At December 31, 2000 approximately 1.6 million shares remained available for future grants.

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

    PREVIEW TRAVEL STOCK OPTIONS CONVERTED TO TRAVELOCITY STOCK
OPTIONS. Approximately 1.7 million vested and 1.1 million unvested options to purchase shares of Preview Travel common stock held by Preview Travel employees, directors or consultants were converted into options to acquire the Company's common stock in connection with the Merger. Because the share exchange ratio in the Merger was one to one, the number of options and the exercise prices per share remained unchanged. All unvested options held by directors and 50% of all unvested options held by officers and employees of Preview Travel vested as a result of the Merger. On March 7, 2000, approximately 809,000 unvested

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) options held by former officers of Preview Travel were scheduled to vest one-twelfth during each successive month during the twelve-month period following the Merger, subject to specified exceptions. The remaining unvested options held by each non-officer employee vest according to the terms of the initial grant of the options.

    Activity for the Company's stock options is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                                2000                    1999
                                                       ----------------------   --------------------
                                                                    WEIGHTED-              WEIGHTED-
                                                                     AVERAGE                AVERAGE
                                                                    EXERCISE               EXERCISE
                                                        OPTIONS       PRICE     OPTIONS      PRICE
                                                       ----------   ---------   --------   ---------
Outstanding at January 1.............................     742,400    $23.00          --     $   --
Granted..............................................   2,619,597     28.72     742,400      23.00
Conversion of Sabre and Preview Travel options
  effective with the Merger..........................   3,015,230     20.29          --         --
Exercised............................................    (452,780)     9.22          --         --
Canceled.............................................  (1,023,331)    26.57          --         --
                                                       ----------    ------     -------     ------
Outstanding at December 31...........................   4,901,116    $24.83     742,400     $23.00
                                                       ==========    ======     =======     ======
Exercisable options outstanding at December 31.......   1,784,226    $21.14          --     $   --
                                                       ==========    ======     =======     ======

    The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   ----------------------------                ------------------------
                                                   WEIGHTED-      WEIGHTED-                  WEIGHTED-
                                    NUMBER OF       AVERAGE        AVERAGE      NUMBER OF     AVERAGE
                                     OPTIONS     REMAINING LIFE    EXERCISE      OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING      (YEARS)         PRICE      EXERCISABLE     PRICE
------------------------           -----------   --------------   ----------   -----------   ----------
$ 2.20-$14.91....................     563,615         8.24          $11.68        163,026      $ 8.89
$15.00-$22.94....................   1,547,520         8.89           18.14        699,468       19.18
$23.00-$29.50....................   1,746,220         8.65           23.37        833,841       23.30
$30.00-$61.36....................   1,043,761         9.00           44.30         87,891       38.92
                                    ---------         ----          ------      ---------      ------
    Total........................   4,901,116         8.76          $24.83      1,784,226      $21.14
                                    =========         ====          ======      =========      ======

    SARS may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. To date, no SARS have been granted by the Company.

    STOCK COMPENSATION EXPENSE. At July 1, the Company prospectively adopted FIN 44 which required significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

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

    SABRE STOCK AWARDS AND OPTION PLANS. In 1996, Sabre established the 1996 Long-Term Incentive Plan (the "1996 Plan") in which the employees of the Company participated prior to the merger. Under the 1996 Plan, officers and other key employees of the Company may be granted restricted

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) stock, deferred stock, stock options, stock appreciation rights, stock purchase rights, other stock based awards and/or performance related awards for Sabre stock.

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

    Sabre Class A Common Stock performance shares ("Sabre Performance Shares") were awarded at no cost to officers and key employees of the Company based on performance metrics of the Company and Sabre as defined in the 1996 Plan. The Sabre Performance Shares vest over a three-year performance period and are settled in cash. Sabre Performance Share activity for the Company's employees was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Outstanding at January 1...............................   3,480      3,730      2,890
Granted................................................      --      1,290      1,990
Transfers..............................................      --         --        430
Awards settled in cash.................................    (793)      (930)      (640)
Canceled...............................................     (51)      (610)      (940)
                                                          -----      -----      -----
Outstanding at December 31.............................   2,636      3,480      3,730
                                                          =====      =====      =====

    The weighted-average grant date fair values of Sabre Performance Shares granted during 1999 and 1998 were $40.56 and $35.75, respectively. The grant date fair values are based on the price of Sabre's common stock on the date of grant.

    Options to purchase Sabre Class A Common Stock ("Sabre Options") granted to employees of the Company have been granted at the market value of Sabre Class A Common Stock on the date of grant, and except as otherwise determined by a committee appointed by the board of directors, generally vest

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) over five years and are not exercisable more than ten years after the date of grant. Activity for Sabre Options are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 2000                   1999                   1998
                                         --------------------   --------------------   --------------------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                     AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                         OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                         --------   ---------   --------   ---------   --------   ---------
Outstanding at January 1...............   32,700     $37.33      21,490     $29.44      20,650     $25.13
Granted................................       --         --      17,450      43.72      10,650      35.75
Transfers..............................      639      39.23       2,340      35.75       1,100      35.75
Exercised..............................   (3,385)     21.80      (5,790)     26.80      (5,120)     23.04
Canceled...............................  (24,615)     42.10      (2,790)     34.29      (5,790)     32.58
                                         -------     ------      ------     ------      ------     ------
Outstanding at December 31.............    5,339     $39.23      32,700     $37.33      21,490     $29.44
                                         =======     ======      ======     ======      ======     ======
Exercisable options outstanding at
  December 31..........................    1,362     $38.48       3,240     $25.64       4,020     $24.91
                                         =======     ======      ======     ======      ======     ======

    The weighted-average grant date fair values of stock options granted during 1999 and 1998 were $17.64 and $12.86, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model.

    The following table summarizes information about the Sabre Options granted to employees of the Company outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  ----------------------------                    ------------------------
                                                  WEIGHTED-                                     WEIGHTED-
                                   NUMBER OF       AVERAGE         WEIGHTED-       NUMBER OF     AVERAGE
                                    OPTIONS     REMAINING LIFE      AVERAGE         OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      (YEARS)       EXERCISE PRICE   EXERCISABLE     PRICE
------------------------          -----------   --------------   --------------   -----------   ----------
$35.75-$40.56...................     5,339           7.95            $39.23          1,362        $38.48
                                     -----                                           -----
    Total.......................     5,339           7.95            $39.23          1,362        $38.48
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

    On February 7, 2000, Sabre declared a one-time cash dividend on all outstanding shares of Sabre's Class A and Class B Common Stock in connection with the Spin-off. The aggregate amount of the dividend was $675 million or approximately $5.20 per share and was paid to Sabre's shareholders on February 18, 2000. In connection with the payment of the $675 million dividend, Sabre adjusted the

                              TRAVELOCITY.COM INC.

13. STOCK AWARDS AND OPTIONS (CONTINUED) terms of its outstanding employee stock option plans such that the exercise price per share for each option was reduced and the number of options held by each employee was increased to ensure that the aggregate intrinsic value of each employee's option holdings was the same before and after the effect of the payment of the dividend on the price of Sabre's Class A Common Stock. Such adjustment to the option terms was done in accordance with Emerging Issues Task Force Consensus No. 90-9, CHANGES TO FIXED EMPLOYEE STOCK OPTION PLANS AS A RESULT OF EQUITY RESTRUCTURING. Accordingly, no compensation expense was recorded by the Company as a result of the adjustment.

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

    For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company 's pro forma information is as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Net loss:
  As reported..................................  $(46,902)  $(20,631)  $(21,280)
                                                 ========   ========   ========
  Pro forma....................................  $(55,796)  $(21,541)  $(21,320)
                                                 ========   ========   ========
Loss per common share, basic and diluted:
  As reported..................................  $  (2.17)  $     --   $     --
  Pro forma....................................  $  (2.58)  $     --   $     --

                              TRAVELOCITY.COM INC.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands):

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
2000
Revenues..............................................  $27,023    $ 46,798   $ 53,361   $ 65,488
Gross profit..........................................   14,879      27,690     33,161     44,809
Net loss..............................................   (9,071)    (13,508)   (12,191)   (12,132)
Net loss per share....................................  $ (0.32)   $  (0.84)  $  (0.64)  $  (0.63)

1999
Revenues..............................................  $10,728    $ 13,103   $ 17,573   $ 22,783
Gross profit..........................................    2,363       3,603      8,203      9,763
Net loss..............................................   (6,120)     (5,630)    (3,307)    (5,574)
Net loss per share....................................       --          --         --         --

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the accompanying index to the financial statements and the schedules are filed as a part of this report.

  (2) The schedule listed in the accompanying index to the financial statements and the schedule are filed as part of this report.

  (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          2.1           Agreement and Plan of Merger, dated as of October 3, 1999, as amended January 24, 2000, by and among Sabre, Inc.,
                        Travelocity Holdings, Inc., Travelocity.com Inc. and Preview
                        Travel, Inc.(2)
          3.1           Form of Restated Certificate of Incorporation of
                        Registrant(5)

          3.2           Form of Restated Bylaws of Registrant(2)

          4.3           Form of Registrant's Common Stock Certificate(1)

          4.4           Form of Registrant's Series A Preferred Stock Certificate(1)

         10.1 Voting Agreement, dated as of October 3, 1999, by and between Sabre Inc. and James J. Hornthal(2)

         10.2 Voting Agreement, dated as of October 3, 1999, by and between Sabre Inc. and MediaOne Interactive
                        Services, Inc.(2)

         10.3 Voting Agreement, dated as of October 3, 1999, by and between Sabre Inc. and America Online, Inc(2)

         10.4           Form of Amended and Restated Agreement of Limited
                        Partnership of Travelocity.com LP(2)

         10.5           Form of Management Services Agreement between
                        Travelocity.com LP and Travelocity Holdings, Inc.(1)

         10.6           Form of Contribution Agreement between Travelocity.com and
                        Sabre Inc.(1)

         10.7           Form of Contribution Agreement between Travelocity.com and
                        TSGL Holdings, Inc.(1)

         10.8           Form of Contribution Agreement between Travelocity.com and
                        Travelocity.com Inc.(1)

         10.9           Form of Option Agreement between Sabre Inc. and
                        Travelocity.com Inc.(1)

        10.10           Form of Registration Rights Agreement between Sabre Inc. and
                        Travelocity.com Inc.(1)

        10.11           Interactive Services and Exclusive Channel Agreement by and
                        between Travelocity Holdings, Inc. and America
                        Online, Inc., effective as of October 3, 1999(2)+

        10.12           Content Partner Agreement, by and between The Sabre
                        Group, Inc. and At Home Corporation, effective as of March
                        13, 1999(2)+

        10.13 Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre, Inc., and Yahoo! Inc., effective as of June 29, 1997(2)+

        10.14           First Amendment to Travel Services Advertising and Promotion
                        Agreement by and between Sabre Interactive, a division of
                        Sabre Inc., and Yahoo! Inc., effective as of November 23,
                        1998(2)+

        10.15           Second Amendment to Travel Services Advertising and
                        Promotion Agreement by and between Sabre Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of October 1, 1999(2)+

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.16           Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan(1)

        10.17           Travelocity.com LP 1999 Long-Term Incentive Plan(1)

        10.18           The Sabre Group Deferred Compensation Plan(1)

        10.19           The Sabre Group Holdings, Inc. Supplemental Executive
                        Retirement Plan(1)

        10.20           Executive Termination Benefits Agreement for Andrew B.
                        Steinberg(1)

        10.21           Amended and Restated Information Technology Services
                        Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc.(4)+

        10.22 Amended and Restated Intellectual Property Agreement dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc.(4)+

        10.23           Amended and Restated Administrative Services Agreement dated as of March 7, 2000, by and between Travelocity.com LP and
                        Sabre Inc.(4)+

        10.24           Amended and Restated Sabre Access Agreement dated as of
                        March 7, 2000, by and between Travelocity.com LP and Sabre
                        Inc.(4)+

        10.25           Noncompetition Agreement, dated as of March 7, 2000, by and between Travelocity.com LP, Sabre Inc. and Sabre Holdings
                        Corporation(3)+

        10.26           Executive Termination Benefits Agreement for Terrell B.
                        Jones

        10.27           Executive Termination Benefits Agreement for James D.
                        Marsicano

        10.28           Executive Termination Benefits Agreement for Ramesh K.
                        Punwani

         21.1           Subsidiaries of Registrant(6)

         23.1           Consent of Ernst & Young LLP, Independent Auditors*

------------------------

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

(3) Incorporated herein by reference to the Company's Report on Form 8-K filed on August 31, 2000.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on April 2, 2001.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment order issued by the Securities and Exchange Commission.

*   Filed herewith.

    (b) Reports on Form 8-K:

    None.

                              TRAVELOCITY.COM INC.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                   ITEM 14(A)

                                                                PAGE
                                                              --------
FINANCIAL STATEMENTS

Report of Independent Auditors..............................     F-1

Consolidated Balance Sheets at December 31, 2000 and 1999...     F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................     F-3

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     F-4

Consolidated Statements of Stockholders' Equity for the
  Years ended December 31, 2000, 1999 and 1998..............     F-5

Notes to Consolidated Financial Statements..................     F-6

Schedule II--Valuation and Qualifying Accounts for the Years
  ended December 31, 2000, 1999 and 1998....................    II-6

    All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998

                              TRAVELOCITY.COM INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

               COLUMN A                    COLUMN B      COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------  ------------   ----------   ----------   ----------   -----------
                                                               ADDITIONS
                                                        -----------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO
                                         BEGINNING OF   COSTS AND      OTHER                   BALANCE AT
            CLASSIFICATION                   YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
---------------------------------------  ------------   ----------   ----------   ----------   -----------
                                                                        (1)
Year Ended December 31, 2000
  Booking fee cancellation reserve.....     237,000            --          --          --        237,000
Year Ended December 31, 1999
  Booking fee cancellation reserve.....     141,000            --      96,000          --        237,000
Year Ended December 31, 1998
  Booking fee cancellation reserve.....      46,000            --      95,000          --        141,000

------------------------

(1) Amounts charged against revenue.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      TRAVELOCITY.COM INC.

                                                                    /s/ TERRELL B. JONES
                                                      ------------------------------------------------
                                                                      Terrell B. Jones
                                                           PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                           DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

                                                                   /s/ RAMESH K. PUNWANI
                                                      ------------------------------------------------
                                                                     Ramesh K. Punwani
                                                           CHIEF FINANCIAL OFFICER AND EXECUTIVE
                                                          VICE PRESIDENT (PRINCIPAL FINANCIAL AND
                                                                    ACCOUNTING OFFICER)

Date: August 1, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

               /s/ WILLIAM J. HANNIGAN                                /s/ MICHAEL S. GILLILAND
     -------------------------------------------            -------------------------------------------
                William J. Hannigan,                                    Michael S. Gilliland
                CHAIRMAN OF THE BOARD

                /s/ JAMES J. HORNTHAL                                  /s/ JEFFERY M. JACKSON
     -------------------------------------------            -------------------------------------------
                 James J. Hornthal,                                      Jeffery M. Jackson
             VICE CHAIRMAN OF THE BOARD

               /s/ MICHAEL A. BUCKMAN                                /s/ GLENN W. MARSCHEL, JR.
     -------------------------------------------            -------------------------------------------
                 Michael A. Buckman                                    Glenn W. Marschel, Jr.

                /s/ F. WILLIAM CONNER
     -------------------------------------------
                  F. William Conner

                /s/ PAUL C. ELY, JR.
     -------------------------------------------
                  Paul C. Ely, Jr.

Date:  August 1, 2001