Form 10-Q
period 2001-06-30
TRAVELOCITY COM INC
filed 2001-08-14
CIK 1104172

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From to

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

       Registrant's telephone number, including area code (817) 785-8000

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

Common Stock, $.001 par value--16,917,865 as of August 10, 2001

Class A Common Stock, $.001 par value--33,000,000 as of August 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                              TRAVELOCITY.COM INC.

PART I: FINANCIAL INFORMATION

Item 1.                 Financial Statements (unaudited)

                        Consolidated Balance Sheets--June 30, 2001 and December 31,
                          2000......................................................      3

                        Consolidated Statements of Operations--Three and six months
                          ended June 30, 2001 and 2000..............................      4

                        Consolidated Statement of Stockholders' Equity--Six months
                          ended June 30, 2001.......................................      5

                        Consolidated Statements of Cash Flows--Six months ended
                          June 30, 2001 and 2000....................................      6

                        Notes to Consolidated Financial Statements..................      7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     13

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     31

PART II: OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders.........     32

Item 6.                 Exhibits and Reports on Form 8-K............................     32

SIGNATURE...........................................................................     33

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                              TRAVELOCITY.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED) (IN THOUSANDS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
CURRENT ASSETS
  Cash......................................................  $     932    $     859
  Marketable securities.....................................    108,616       70,696
  Accounts receivable, net of allowance for doubtful
    accounts of $2,514 and $649 at June 30, 2001 and
    December 31, 2000, respectively.........................     26,607       19,196
  Prepaid expenses and other current assets.................     23,975       18,755
  Receivable from affiliate.................................      1,815           --
                                                              ---------    ---------
    Total current assets....................................    161,945      109,506
PROPERTY AND EQUIPMENT
  Buildings and leasehold improvements......................      4,668        3,692
  Furniture, fixtures and equipment.........................      4,482        3,608
  Computer equipment........................................     32,541       22,828
                                                              ---------    ---------
                                                                 41,691       30,128
  Less accumulated depreciation and amortization............    (16,976)     (12,347)
                                                              ---------    ---------
    Total property and equipment............................     24,715       17,781
Intangible assets, net of accumulated amortization of
  $120,619 and $75,464 at June 30, 2001 and December 31,
  2000, respectively........................................    152,944      198,113
Other assets................................................      2,580        2,568
                                                              ---------    ---------
    TOTAL ASSETS............................................  $ 342,184    $ 327,968
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  10,239    $   6,242
  Accrued compensation and related benefits.................      5,398        3,910
  Payable to affiliates.....................................         --          191
  Deferred revenue..........................................      6,920           12
  Other accrued liabilities.................................     14,230        7,298
                                                              ---------    ---------
    Total current liabilities...............................     36,787       17,653
Deferred revenue............................................     21,971        2,918
Other liabilities...........................................      2,543        1,109
STOCKHOLDERS' EQUITY
  Series A Preferred Stock, $.001 par value; 7,000 shares
    authorized at June 30, 2001 and December 31, 2000; no
    shares issued...........................................         --           --
  Common Stock, $.001 par value; 135,000 shares authorized;
    16,756 and 16,199 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively.......         17           16
  Class A Common Stock, $.001 par value; 33,000 shares
    authorized, issued and outstanding at June 30, 2001 and
    December 31, 2000.......................................         33           33
  Class B Common Stock, $.001 par value; 75,000 shares
    authorized at June 30, 2001 and December 31, 2000,
    respectively; no shares issued..........................         --           --
  Additional paid-in capital................................    434,778      424,903
  Equity options outstanding................................     15,128        4,225
  Accumulated other comprehensive income....................        466          416
  Accumulated deficit.......................................   (169,539)    (123,305)
                                                              ---------    ---------
    Total stockholders' equity..............................    280,883      306,288
                                                              ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $ 342,184    $ 327,968
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
REVENUES
  Transaction services revenue
    Air.....................................................  $ 40,643   $ 27,642   $ 80,345   $ 46,732
    Non-air.................................................    16,451      6,945     27,607     10,779
  Advertising...............................................    17,288     11,587     34,045     14,990
  Other.....................................................     7,962        624     13,198      1,320
                                                              --------   --------   --------   --------
      Total revenues........................................    82,344     46,798    155,195     73,821
  Cost of revenues..........................................    26,807     19,108     51,927     31,252
                                                              --------   --------   --------   --------
  Gross profit..............................................    55,537     27,690    103,268     42,569
OPERATING EXPENSES
  Selling and marketing.....................................    41,522     30,343     77,362     47,017
  Technology and development................................     6,061      5,186     11,184      9,174
  General and administrative................................     4,831      4,497     11,180      7,991
  Expenses related to integration of Preview Travel.........        --      1,011         --      1,537
  Stock compensation(1).....................................     8,756        689     11,398      2,235
  Amortization of intangible assets and goodwill............    22,417     22,140     44,814     27,854
                                                              --------   --------   --------   --------
      Total operating expenses..............................    83,587     63,866    155,938     95,808
                                                              --------   --------   --------   --------
OPERATING LOSS..............................................   (28,050)   (36,176)   (52,670)   (53,239)
OTHER INCOME (EXPENSE)
  Interest income, net......................................     1,177      1,083      2,327      1,417
  Other income and expense..................................     2,681        375     (3,069)       369
                                                              --------   --------   --------   --------
Loss before Sabre's interest in Partnership.................   (24,192)   (34,718)   (53,412)   (51,453)
Sabre's interest in Partnership.............................        --     21,210         --     28,874
Benefit for income taxes....................................       138         --      1,036         --
                                                              --------   --------   --------   --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  METHOD....................................................   (24,054)   (13,508)   (52,376)   (22,579)
Cumulative effect of change in accounting method, net of
  Sabre's interest in Partnership and income taxes..........        --         --      6,142         --
                                                              --------   --------   --------   --------
NET LOSS....................................................  $(24,054)  $(13,508)  $(46,234)  $(22,579)
                                                              ========   ========   ========   ========
Loss per common share, basic and diluted:
  Loss before cumulative effect of change in accounting
    method..................................................  $  (1.22)  $   (.71)  $  (2.68)  $   (.94)
  Cumulative effect of change in accounting method..........        --         --        .31         --
                                                              --------   --------   --------   --------
NET LOSS....................................................  $  (1.22)  $   (.71)  $  (2.37)  $   (.94)
                                                              ========   ========   ========   ========
Weighted average common shares used in loss per common share computation:
  Basic and diluted.........................................    19,652     19,008     19,537     24,126
                                                              ========   ========   ========   ========
--------------------------
(1) Stock compensation relates to the following:
                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
Cost of revenues............................................  $      2   $     20   $      4   $     21
Selling and marketing.......................................     1,543         80      1,924      1,412
Technology and development..................................       629         19        783         19
General and administrative..................................     6,582        570      8,687        783
                                                              --------   --------   --------   --------
      Total stock compensation..............................  $  8,756   $    689   $ 11,398   $  2,235
                                                              ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                           (UNAUDITED) (IN THOUSANDS)

                                      SERIES A               CLASS A     CLASS B    ADDITIONAL      EQUITY         ACCUMULATED
                                     PREFERRED     COMMON     COMMON     COMMON      PAID-IN       OPTIONS      OTHER COMPREHEN-
                                       STOCK       STOCK      STOCK       STOCK      CAPITAL     OUTSTANDING        SIVE LOSS
                                     ----------   --------   --------   ---------   ----------   ------------   -----------------
Balance at December 31, 2000.......  $     --       $16        $33      $    --      $424,903      $ 4,225            $416
Issuance of 557 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............        --         1         --           --         9,733           --              --
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................        --        --         --           --           142       10,903              --

Comprehensive loss:
  Net loss.........................        --        --         --           --            --           --              --
  Unrealized gain on investments,
    net of income tax..............        --        --         --           --            --           --              50
  Comprehensive loss...............
                                     ----------     ---        ---      ---------    --------      -------            ----
Balance at June 30, 2001...........  $     --       $17        $33      $    --      $434,778      $15,128            $466
                                     ==========     ===        ===      =========    ========      =======            ====

                                      ACCUMU-
                                       LATED
                                      DEFICIT     TOTAL
                                     ---------   --------
Balance at December 31, 2000.......  $(123,305)  $306,288
Issuance of 557 common shares
  pursuant to stock option,
  restricted stock incentive and
  stock purchase plans.............         --      9,734
Stock based compensation for
  consultants and employees of the
  Company and Travelocity
  Holdings.........................         --     11,045
Comprehensive loss:
  Net loss.........................    (46,234)   (46,234)
  Unrealized gain on investments,
    net of income tax..............         --         50
                                                 --------
  Comprehensive loss...............               (46,184)
                                     ---------   --------
Balance at June 30, 2001...........  $(169,539)  $280,883
                                     =========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(46,234)  $(22,579)
Adjustments to reconcile net loss to cash used for operating activities
  Cumulative effect of change in accounting method..........    (6,142)        --
  Depreciation and amortization.............................    65,504     39,622
  Unrealized loss on HRN warrants...........................     3,314         --
  Stock compensation........................................    11,390      2,334
  Sabre's interest in Partnership...........................        --    (28,874)
  Other, net................................................    (1,655)      (369)
  Changes in operating assets and liabilities:
    Accounts receivable and other assets....................    (8,784)    (8,036)
    Accounts payable, accrued and other liabilities.........     9,470      1,735
    Prepayments to strategic distribution partners..........   (22,050)   (40,000)
    Deferred revenue........................................      (884)      (429)
    Receivable from affiliates..............................    (2,006)    (4,028)
                                                              --------   --------
  Cash provided by (used for) operating activities..........     1,923    (60,624)

INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition
  costs.....................................................        --        866
Additions to property and equipment.........................    (7,822)    (5,584)
Purchases of marketable securities..........................  (219,188)  (165,726)
Sales of marketable securities..............................   181,111    117,026
Sale of securities acquired upon exercise of HRN warrants...    36,604         --
Other investing activities..................................        --     (1,648)
                                                              --------   --------
  Cash used for investing activities........................    (9,295)   (55,066)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates.........................        --      6,818
Contribution of cash by Sabre in connection with the
  Merger....................................................        --     52,680
Proceeds from issuance of common stock......................        --     54,000
Proceeds from exercise of stock options.....................     7,841      2,863
Other financing activities..................................      (396)      (268)
                                                              --------   --------
  Cash provided by financing activities.....................     7,445    116,093
                                                              --------   --------
Net increase in cash and cash equivalents...................        73        403
Cash at beginning of the period.............................       859         --
                                                              --------   --------
Cash at end of the period...................................  $    932   $    403
                                                              ========   ========
Supplemental cash flow information:
Cash payments for interest..................................  $     30   $     35
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  GENERAL INFORMATION

    Travelocity.com Inc. ("Travelocity" or the "Company") is, after giving effect for the merger with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 (the "Merger"), the largest online travel agency in terms of gross travel bookings. The Company was incorporated in Delaware on September 30, 1999 as a wholly-owned subsidiary of Sabre Holdings Corporation ("Sabre").

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

    The Company and Sabre are the partners in the Partnership. The Company currently holds an approximate 40% equity interest in the Partnership, with the remaining approximate 60% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds an approximate 25% equity interest in the Company. Sabre currently beneficially holds an approximate 70% economic interest in the Partnership--that is:

    - an approximate 60% equity interest held directly and indirectly through wholly-owned subsidiaries, plus

    - an approximate 10% equity interest held through the Company--that is, 25% (Sabre's equity interest in the Company) of 40% (the Company's equity interest in the Partnership).

    Sabre and its affiliates hold 33.0 million shares of the Company's Class A Common Stock, which together with 30.0 million units of the Partnership held directly by Sabre and its affiliates, are convertible into 33.0 million shares of the Company's common stock. As of June 30, 2001 Sabre also held 2,033,970 shares of the Company's common stock.

    If Sabre exercised its right to convert its partnership units into common stock, the Company would have approximately 49.8 million shares of common stock outstanding, of which Sabre would own approximately 70% and non-Sabre stockholders would own approximately 30%.

    Sabre's common stock and Class A Common Stock holdings represent an approximate 70% voting interest in the Company. Through this voting interest, Sabre is able to significantly influence the management and affairs of the Company and all matters requiring stockholder approval.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. For periods prior to the Merger, the financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division, a division of Sabre which conducted the business of the

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

Company prior to the Merger. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a division of Sabre for periods prior to the Merger, and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs incurred by Sabre on behalf of the Company.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements and notes of the Company for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as amended.

    Sabre has a majority equity interest in the Partnership and the general presumption would be for Sabre to consolidate the Partnership into its financial statements. Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors since it has the right to appoint a majority of the directors. Furthermore, although employees of Travelocity Holdings, Inc. ("Travelocity Holdings"), a wholly-owned subsidiary of Sabre, manage the day to day operations of the Partnership pursuant to a management services agreement, these employees are subject to the direction and oversight of the Partnership's board of directors. As such, the Partnership's board of directors has the unilateral ability to control the management of the Partnership, thereby enabling the Company to consolidate the Partnership in its separate financial statements.

    The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in Partnership," in the Company's statement of operations. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During the six months ended June 30, 2001 the Company recognized net losses totaling approximately $27.9 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

    RECLASSIFICATIONS. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

    CHANGE IN METHOD OF ACCOUNTING. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from Hotel Reservations Network, Inc. ("HRN") in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold (Note 6).

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these two Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $87 million in 2002, as a result of the cessation of amortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

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

    The weighted average shares used in the calculation of basic earnings per share for the six months ended June 30, 2000 have been calculated as if the
33.0 million shares of Class A Common Stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, basic earnings per share has been computed as if Sabre's 33.0 million shares of Class A Common Stock had been converted into 3.0 million shares of common stock. The common shares issued to stockholders in connection with the Merger are also included in the weighted average share calculation effective from the date of issuance.

    Outstanding employee stock options at June 30, 2001 and 2000 to purchase approximately 6.1 and 4.2 million shares, respectively, of the Company's common stock and 30.0 million shares of Class A Common Stock held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

5. STOCK COMPENSATION

    At July 1, 2000, the Company prospectively adopted Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"). FIN 44 required significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

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

    The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. At June 30, 2001, unrecognized stock compensation expense relating to these options totaled approximately $33.7 million. During the three and six months ended June 30, 2001 the Company recognized $8.7 and $11.3 million, respectively, in stock compensation expense for options granted to employees of Travelocity Holdings.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

    Additionally, certain stock compensation is recognized by the Company, based on the intrinsic value of the awards, for options held by employees of the Partnership relating to options which were converted at the date of the Merger from existing unvested Sabre options into options to purchase shares of the Company's common stock, and for options held by former officers of Preview Travel which vest over the twelve month period following the Merger. Stock compensation expense recognized during the three and six months ended June 30, 2000 related to these options was approximately $644,000 and $2.2 million, respectively. Stock compensation recognized during the three and six months ended June 30, 2001 related to these options was not significant.

6. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

    HOTEL RESERVATIONS NETWORK. At January 1, 2001, the Company held warrants for the purchase of shares of common stock of HRN, received in connection with an affiliation agreement entered into during 2000. The warrants were recorded at their estimated fair value at the date of receipt of approximately
$2.5 million. The Company is recognizing this amount as revenue over the three-year term of the original agreement. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement the Company received additional vested warrants to purchase shares of HRN Class A Common Stock with a fair value of approximately $29.9 million on the date of receipt. The Company will recognize this amount as revenue over approximately four years. The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics. The Company will recognize revenue, at fair value, as the additional warrants are earned. For the three and six months ended June 30, 2001, the Company earned additional warrants with a fair value of approximately $1.5 million and $1.8 million, respectively.

    During the six months ended June 30, 2001, the Company completed three cashless exercises of the HRN warrants receiving approximately 1.1 million shares of HRN stock. Upon exercise of the warrants, the Company recorded in other income and expense a gain of approximately $2.5 million during the three months ended June 30, 2001 and losses totaling approximately $427,000 during the six months ended June 30, 2001. The gain and losses were determined by the aggregate differences in the fair value of the warrants exercised, as measured using the Black-Scholes option valuation model, compared with the fair value of the HRN common stock received. In May 2001, the Company sold all of its HRN common stock for approximately $36.6 million. No significant gain or loss was realized on the sale.

    Effective upon the adoption of FAS 133 on January 1, 2001 (Note 2), the Company began recording the HRN warrants at fair value each reporting date. At June 30, 2001, the fair value of the HRN warrants held by the Company totaled approximately $1.5 million, which is classified as other assets in the accompanying balance sheet. The Company recorded in other income and expense a gain of approximately $2.5 million during the three months ended June 30, 2001 and losses totaling approximately $3.3 million during the six months ended June 30, 2001, relating to the changes in the fair value of the warrants, including gains and losses recorded as a result of the cashless exercises discussed above.

    At June 30, 2001 and December 31, 2000 the balance of deferred revenue related to the HRN warrant was approximately $28.6 million and $1.8 million, respectively. Approximately $20.0 million and $918,000 of deferred revenue related to this agreement was classified as long-term deferred revenue at June 30, 2001 and December 31, 2000, respectively.

                              TRAVELOCITY.COM INC.

                                  (UNAUDITED)

    AMERICA ONLINE. On October 2, 1999, Travelocity Holdings entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), which became effective upon consummation of the Merger and was assigned to the Partnership. The AOL Agreement provides, among other things, that the Travelocity.com site will be the exclusive reservations engine for AOL's Internet properties and that payments of up to $200 million will be made to AOL and advertising revenue and commissions will be shared over the five year term of the agreement. In connection with this agreement, the Company paid $40.0 million to AOL upon the closing of the Merger on March 7, 2000.

    The Company made payments of $20.0 million to AOL during the six months ending June 30, 2001. The Company is amortizing the payments under the AOL Agreement as a selling and marketing expense in accordance with the terms of the contract. Payments are recorded as prepaid assets, which are reduced by amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 and beyond and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the six months ended June 30, 2001 and 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results prior to the Merger do not include financial effects of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the six months ended June 30, 2001 and 2000 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

    We receive transaction service revenue including, for 2001 and 2000, access fees under the new access agreement with Sabre. For both 2001 and 2000, transaction service revenue also includes commissions from travel suppliers for processing of online purchases of their products and services by customers.

    Gross bookings of travel services online increased from approximately
$610.2 million in the second quarter of 2000 to $879.0 million in the second quarter of 2001, which resulted in an increase in transaction service revenues from $34.6 million to $57.1 million for the corresponding periods. For the six months ended June 30, 2000 and 2001, gross bookings increased from approximately $1.0 billion to $1.7 billion, which resulted in an increase in transaction service revenues from $57.5 million to $108.0 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with generally accepted accounting principals ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

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

GROSS MARGINS

    Our gross margins for the three months ended June 30, 2001 and 2000 were 67.4% and 59.2%, respectively. This increase was due primarily to a change in revenue mix, specifically an increase in non-air revenues during the second quarter of 2001 compared with the same period in 2000. We expect higher gross margins on advertising revenues than transaction service revenues, higher commission rates on vacation packages and cruises than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  2000

REVENUES

    TRANSACTION SERVICE REVENUES. Transaction service revenues increased from $34.6 million to $57.1 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of approximately
$22.5 million, 65%. This was due to an increase in air revenues of $13.0 million, 47%, and non-air revenues of $9.5 million, 137%, for the corresponding periods. Non-air revenues include services for hotel, car, vacation packages, tours and cruise providers. Gross bookings increased from $610.2 million to $879.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001.

    ADVERTISING REVENUES. Advertising revenues increased from $11.6 million (net of fees paid to DoubleClick of $193,000) to $17.3 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $5.7 million, 49%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Other revenues increased from $624,000 to $8.0 million for the three months ended June 30, 2000 compared to the three months ended
June 30, 2001, an increase of $7.3 million, 1,176%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from Hotel Reservations Network, Inc. ("HRN") during the first and second quarters of 2001. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

    Costs of revenues increased from $19.1 million to $26.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of approximately $7.7 million, 40%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, and data processing charges. Costs of revenues declined as a percentage of total revenue from 40.8% for the three months ended June 30, 2000 to 32.6% for the three months ended June 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, the amortization of payments made to strategic distribution partnerships with companies such as AOL, Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $30.3 million to $41.5 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $11.2 million, 37%. This was due primarily to an increase in administrative costs to support our direct selling efforts and internal sales force, an increase in salaries and an increase in payments made to strategic distribution partners during the second quarter of 2001 compared with the same period in 2000.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses consist of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of our Web site. Technology and development expenses increased from $5.2 million to $6.1 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $875,000, 17%. This was due primarily to costs related to salaries and benefits associated with an increase in development labor headcount.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of fees paid to Travelocity Holdings and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of management and administrative costs of the Company. General and administrative expenses increased from $4.5 million to $4.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $334,000, 7%. This was due primarily to an increase in various professional services and employee related costs.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.0 million for the three months ended
June 30, 2000. No comparable amounts were recorded for the three months ended June 30, 2001.

    STOCK COMPENSATION. Stock compensation expenses represent the expenses, measured at fair value, associated with stock options held by employees of Travelocity Holdings. Stock compensation is recorded in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), which was adopted by the Company on July 1, 2000.
FIN 44 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. FIN 44 accounting treatment will result in variations to stock compensation expense largely as a result of fluctuations in market prices of the Company's common stock. In addition, stock compensation expense includes expense associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel. This expense is being recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation expense also includes expense for unvested stock options held by former employees of Sabre that were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense was $689,000 and $8.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Total amortization expense for the three months ended June 30, 2000 and June 30, 2001 was $22.1 million and $22.4 million, respectively. The goodwill is being amortized over a three-year period. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $87 million in 2002, as a result of the cessation of amortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The

Company and has not yet determined what the effect of these tests will be on its earnings and financial position.

    INTEREST INCOME, NET. Interest income represents interest income on marketable securities held by the Company. Interest income, net of interest expense related to capital lease obligations acquired effective with the Merger, for the three months ended June 30, 2000 and June 30, 2001 was $1.1 million and $1.2 million, respectively.

    OTHER INCOME AND EXPENSE. Other income and expense primarily represents unrealized gains and losses incurred on the Company's investments that are subject to the provisions of Statement of Financial Accounting Standards
No. 133, Accounting for Derivative Instruments and Hedging Activities
("FAS 133") following the initial adoption January 1, 2001. It also includes unrealized gains and losses on the exercise of the HRN warrants. See Notes 2 and 6 to the consolidated financial statements. Other income and expense for the three months ended June 30, 2001 was $2.7 million. For the three months ended June 30, 2000 other income and expense was $375,000 related to gains on the sale of Company investments and assets.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership. Because losses attributable to Sabre's interest exceeded Sabre's interest in the Partnership in 2000, no losses have been allocated to Sabre for the three months ended
June 30, 2001.

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

    The amortization of the goodwill associated with the Preview Travel acquisition is not deductible for tax purposes.

    The $138,000 tax benefit recognized during the three months ended June 30, 2001 relates to the reversal of income tax expense recorded during the first quarter of 2001. The Company recorded a net taxable loss under generally accepted accounting principles during the three months ended June 30, 2001, primarily due to the increase in stock compensation expense.

    NET LOSS. Net loss increased $10.5 million, 78%, from $13.5 million to $24.1 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

    TRANSACTION SERVICE REVENUES. Transaction service revenues increased from $57.5 million to $108.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately
$50.4 million, 88%. This was due to an increase in air revenues of $33.6 million, 72%, and non-air revenues of $16.8 million, 156%, for the corresponding periods. Gross bookings increased from $1.0 billion to $1.7 billion for the six months ended June 30, 2000 compared to the six months ended June 30, 2001.

    ADVERTISING REVENUES. Advertising revenues increased from $15.0 million (net of fees paid to DoubleClick of $884,000) to $34.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of $19.1 million, 127%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Other revenues increased from $1.3 million to $13.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of $11.9 million, 900%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the first and second quarters of 2001. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

    Costs of revenues increased from $31.3 million to $51.9 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $20.7 million, 66%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, and data processing charges. Costs of revenues declined as a percentage of total revenue from 42.3% for the six months ended June 30, 2000 to 33.5% for the six months ended June 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

    SELLING AND MARKETING. Selling and marketing expenses increased from $47.0 million to $77.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately
$30.3 million, 65%. This was due primarily to an increase in administrative costs to support our direct selling efforts and internal sales force, an increase in salaries and an increase in payments made to strategic distribution partners during the first and second quarters of 2001 compared with the same periods in 2000.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $9.2 million to $11.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $2.0 million, 22%. This was due primarily to costs related to salaries and benefits associated with an increase in development labor headcount and costs incurred to enhance and maintain our Web site.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $8.0 million to $11.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $3.2 million, 40%. This was due primarily to an increase in various professional services and salaries and employee related costs.

    INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.5 million for the six months ended
June 30, 2000. No comparable amounts were recorded for the six months ended June 30, 2001.

    STOCK COMPENSATION. Stock compensation expense increased from $2.2 million to $11.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001. The increase was due to FIN 44 that was adopted by the Company on July 1, 2000. FIN 44 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity

Holdings. FIN 44 accounting treatment will result in variations to stock compensation expense largely as a result of fluctuations in market prices of the Company's common stock.

    AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Total amortization expense of intangible assets and goodwill, recorded in conjunction with the Merger for the six months ended June 30, 2000 and June 30, 2001 was $27.9 million and $44.8 million, respectively. The goodwill is being amortized over a three-year period. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions FAS 142 is expected to result in an increase in net income of approximately $87 million in 2002, as a result of the cessation of amortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

    INTEREST INCOME, NET. Interest income, net of interest expense related to capital lease obligations acquired effective with the Merger, for the six months ended June 30, 2000 and June 30, 2001 was $1.4 million and $2.3 million, respectively.

    OTHER INCOME AND EXPENSE. Other income and expense primarily represents unrealized gains and losses incurred on the Company's investments that are subject to the provisions of FAS 133 following the initial adoption January 1, 2001. It also includes unrealized gains and losses on the exercise of HRN warrants. See Notes 2 and 6 to the consolidated financial statements. Other income and expense for the six months ended June 30, 2001 was ($3.1) million. For the six months ended June 30, 2000 other income and expense was $369,000 related to gains on the sale of Company investments and assets.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership. Because losses attributable to Sabre's interest exceeded Sabre's interest in the Partnership in 2000, no losses have been allocated to Sabre for the six months ended June 30, 2001.

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

    The amortization of the goodwill associated with the Preview Travel acquisition is not deductible for tax purposes.

    During the six months ended June 30, 2001, the Company recorded an income tax benefit of $1,036,000. This benefit offsets the income tax expense recognized by the Company in connection with the adoption of FAS 133 on January 1, 2001. See Note 2 to the consolidated financial statements.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD.  The Company adopted
FAS 133 effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from HRN in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold.

    NET LOSS. Net loss increased $23.7 million, 105% from $22.6 million to $46.2 million, due primarily to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

PRO FORMA STATEMENT OF OPERATIONS BEFORE SPECIAL ITEMS

    The unaudited pro forma statement of operations before special items data in the table below outlines the results of operations before special items for the Company for the three and six months ended June 30, 2001 and 2000 for the combined Company (including Preview Travel). The information presented below assumes the Merger of the Company and Preview Travel occurred on January 1, 2000. The unaudited statements of operations before special items are based upon certain estimates and assumptions, and may not be indicative of the Company's actual results of operations. The unaudited statements of operations before special items exclude the recognition of certain expenses and give effect to the use of net operating loss carryforwards acquired from Preview Travel. Special items not recognized in the unaudited statements of operations include the amortization of goodwill and intangible assets recorded in connection with the acquisition of Preview Travel, certain non-recurring costs incurred during the integration of Preview Travel, non-cash stock compensation expenses, the cumulative effect of the adoption of FAS 133 on January 1, 2001 and unrealized changes in the fair value of HRN warrants held by the Company. The unaudited pro forma statement of operations data should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements and other adjustments associated with the Merger. Amounts shown below are in thousands, except per share amounts.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Revenues
  Transaction services revenue
    Air.......................................  $40,643    $ 27,642   $ 80,345   $ 50,923
    Non air...................................   16,451       6,945     27,607     13,438
  Advertising.................................   17,288      11,587     34,045     16,812
  Other.......................................    7,962         624     13,198      1,320
                                                -------    --------   --------   --------
      Total revenues..........................   82,344      46,798    155,195     82,493
Cost of revenues..............................   26,807      19,108     51,927     35,003
                                                -------    --------   --------   --------
Gross profit..................................   55,537      27,690    103,268     47,490
  Operating expenses selling and marketing....   41,522      30,343     77,362     54,700
  Technology and development..................    6,061       5,186     11,184     10,393
  General and administrative..................    4,831       4,497     11,180      9,897
                                                -------    --------   --------   --------
      Total operating expenses................   52,414      40,026     99,726     74,990
                                                -------    --------   --------   --------
Operating profit/(loss).......................    3,123     (12,336)     3,542    (27,500)
Interest income, net..........................    1,177       1,083      2,327      1,627
Other income, net.............................      157         369        157        369
                                                -------    --------   --------   --------
Profit/(loss) before Sabre's interest in
  Partnership.................................    4,457     (10,884)     6,026    (25,504)
Sabre's interest in Partnership...............   (2,692)      6,649     (3,643)    15,708
                                                -------    --------   --------   --------
Profit/(loss) after Sabre's interest in
  Partnership.................................    1,765      (4,235)     2,383     (9,796)
Provision for income taxes....................       --          --         --         --
                                                -------    --------   --------   --------
Net profit/(loss) after Sabre's interest in
  Partnership.................................  $ 1,765    $ (4,235)  $  2,383   $ (9,796)
                                                =======    ========   ========   ========
Net profit/(loss) per share after Sabre's
  interest in Partnership.....................  $  0.08    $  (0.22)  $   0.12   $  (0.54)
                                                =======    ========   ========   ========
Weighted average diluted shares outstanding...   21,318      19,008     20,662     18,295
                                                =======    ========   ========   ========

GROSS MARGINS

    Pro forma gross margins for the three months ended June 30, 2001 and 2000 were 67.4% and 59.2%, respectively. For the six months ended June 30, 2001 and 2000, they were 66.5% and 57.6%, respectively.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO FORMA THREE MONTHS
  ENDED JUNE 30, 2000

REVENUES

    TRANSACTION SERVICE REVENUES. Pro forma transaction service revenues increased from $34.6 million to $57.1 million for the three months ended
June 30, 2000 compared to the three months ended June 30, 2001, an increase of approximately $22.5 million, 65%. This was due to an increase in air revenues of $13.0 million, 47%, and non-air revenues of $9.5 million, 137%, for the corresponding periods. Non-air revenues include services for hotel, car, vacation packages, tours and cruise providers.

Gross bookings increased from $610.2 million to $879.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001.

    ADVERTISING REVENUES. Pro forma advertising revenues increased from $11.6 million (net of fees paid to DoubleClick of $193,000) to $17.3 million for the three months ended June 30, 2000 compared to the three months ended
June 30, 2001, an increase of $5.7 million, 49%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force.

    OTHER REVENUES. Pro forma other revenues increased from $624,000 to $8.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $7.3 million, 1,176%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the first and second quarters of 2001. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $19.1 million to $26.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of approximately $7.7 million, 40%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, and data processing charges. Costs of revenues declined as a percentage of total revenue from 40.8% for the three months ended June 30, 2000 to 32.6% for the three months ended June 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $30.3 million to $41.5 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $11.2 million, 37%. This was due primarily to an increase in administrative costs to support our direct selling efforts and internal sales force, an increase in salaries and an increase in payments made to strategic distribution partners during the second quarter of 2001 compared with the same period in 2000.

    TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $5.2 million to $6.1 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $875,000, 17%. This was due primarily to costs related to salaries and benefits associated with an increase in development labor headcount.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $4.5 million to $4.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 2001, an increase of $334,000, 7%. This was due primarily to an increase in various professional services and employee related costs.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's profits and losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000 and 2001. The allocation was approximately 61% and 60% for the three months ended
June 30, 2000 and June 30, 2001, respectively.

    PROVISION FOR INCOME TAXES. The Company's net operating loss carryforwards shield current income for the second quarter 2001 without need for a provision for income taxes.

PRO FORMA SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO FORMA SIX MONTHS ENDED
  JUNE 30, 2000

REVENUES

    TRANSACTION SERVICE REVENUES. Pro forma transaction service revenues increased from $64.4 million to $108.0 million for the six months ended
June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $43.6 million, 68%. This was due to an increase in air revenues of $29.4 million, 58%, and non-air revenues of $14.1 million, 105%, for the corresponding periods. Gross bookings increased from $1.1 billion to $1.7 billion for the six months ended June 30, 2000 compared to the six months ended June 30, 2001.

    ADVERTISING REVENUES. Pro forma advertising revenues increased from $16.8 million (net of fees paid to DoubleClick of $884,000) to $34.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of $17.2 million, 103%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

    OTHER REVENUES. Pro forma other revenues increased from $1.3 million to $13.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of $11.9 million, 900%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the first and second quarters of 2001 compared with the same periods in 2000. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

    Pro forma costs of revenues increased from $35.0 million to $51.9 million for the six months ended June 30, 2000 compared to the six months ended
June 30, 2001, an increase of approximately $16.9 million, 48%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, and data processing charges. Costs of revenues declined as a percentage of total revenue from 42.4% for the six months ended June 30, 2000 to 33.5% for the six months ended June 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

    SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $54.7 million to $77.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $22.7 million, 41%. This was due primarily to an increase in administrative costs to support our direct selling efforts and internal sales force, an increase in salaries and an increase in payments made to strategic distribution partners during the first and second quarters of 2001 compared with the same periods in 2000.

    TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $10.4 million to $11.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $791,000, 8%. This was due primarily to costs related to salaries and benefits associated with an increase in development labor headcount and costs incurred to enhance and maintain our Web site.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $9.9 million to $11.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 2001, an increase of approximately $1.3 million, 13%. This was due primarily to an increase in various professional services and salaries and employee related costs.

    SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's profits and losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000 and 2001. The allocation was approximately 62% and 60% for the six months ended June 30, 2000 and June 30, 2001, respectively.

    PROVISION FOR INCOME TAXES. The Company's net operating loss carryforwards shield current income for the second quarter 2001 without need for a provision for income taxes.

ANTICIPATED LOSSES

    The Company has incurred significant operating losses since its inception as an operating unit of Sabre, and has continued to incur losses, as measured by generally accepted accounting principles, since the Merger. For the future, our success will depend to a large extent on our ability to greatly increase sales volume so as to realize economies of scale and to increase revenue from advertising and higher margin products like merchant-model air and hotel bookings, vacation packages and cruises resulting in higher gross margins. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we had expected to continue to incur lower costs as a percent of revenue resulting in declining operating losses until the second quarter of 2001, by the end of which time we expected to be at or close to profitability, excluding the effects of non-cash stock compensation expense, the amortization of goodwill and intangible assets and other special non-cash items. The Company, however, was able to accomplish this by the end of the first quarter 2001. The Company projects modest growth with a net profit, excluding special items, during the remaining two quarters of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the six months ended June 30, 2001 was $1.9 million, which was due primarily to net income before non-cash charges offset by payments to strategic distribution partners. Net cash used for operating activities for the six months ended June 30, 2000 was $60.6 million which was due primarily to the prepayment to AOL of $40.0 million, the net loss before non-cash charges and Sabre's interest in the Partnership, an increase in accounts receivable and other assets and an increase in receivable from affiliates.

    Net cash used for investing activities for the six months ended June 30, 2001 was $9.3 million. Investing activities included capital expenditures, primarily for computer equipment, purchases and sales of marketable securities, including the sale of HRN common stock. Net cash used for investing activities for the six months ended June 30, 2000 was $55.1 million which included the purchase of marketable securities with funds received from Sabre in the Merger, as discussed below, and capital expenditures for furniture, and fixtures and computer equipment.

    Net cash provided by financing activities for the six months ended June 30, 2001 was $7.4 million due to the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2000 was $116.1 million. Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional
$50.0 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements. Effective with the Merger, we began maintaining our own cash balances.

    As of June 30, 2001 we had $109.5 million in cash and marketable securities. The Company expects to have positive cash earnings, excluding special items such as amortization of goodwill, intangibles and stock compensation expense for the remainder of 2001. As a result, we anticipate that cash requirements will be funded by cash flows from operating activities. However, we cannot provide assurance that cash flows from operations of the Partnership will exist or will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL and Yahoo!, or to make capital expenditures or other expenditures necessary to support the anticipated growth of the business or to respond to competition. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

    At January 1, 2001, the Company held warrants for the purchase of shares of common stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, the Company received additional vested warrants to purchase shares of HRN Class A Common Stock. During the six months ended June 30, 2001, the Company completed three cashless exercises of these warrants receiving approximately
1.1 million shares of HRN stock. In May 2001, the Company sold all of its approximately 1.1 million shares of HRN common stock, realizing gross proceeds of approximately $36.6 million. Proceeds from the sale of the HRN stock were used to purchase additional marketable securities. At June 30, 2001, the fair value of HRN warrants held by the Company, earned during the second quarter of 2001, totaled approximately $1.5 million.

    In 2001, the Company will use funds to enhance brand awareness and supplier relationships, to perform product development and for working capital. Payments due under our agreements with strategic distribution partners could also affect our liquidity. Revenues under the AOL agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, agreements with Yahoo!, Excite, and other distribution partners include guaranteed payments.

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

    During the first quarter of 2001, Northwest Airlines and its alliance partner KLM Royal Dutch Airlines ("KLM") announced the elimination of commissions paid by them for tickets booked through the Internet. As a result of such action, we are now charging a $10 fee for all tickets booked on our Web sites for Northwest Airlines and KLM. The imposition of the $10 fee may discourage our consumers from purchasing such tickets from our Web sites. Some consumers may choose to purchase tickets for Northwest Airlines and KLM through a different vendor or from Northwest Airlines' and KLM's own Web sites. If other airlines or other travel suppliers discontinue payment of commissions for tickets booked through the Internet and, in turn, force us to charge a service fee, we could lose a large portion of our customers and consequently experience a material adverse effect on our business, financial condition and results of operations.

    Also during the first quarter of 2001, we discontinued offering reservation booking capabilities for Southwest Airlines Co. on our Web sites. However, we do not expect that such action will have a material adverse effect on our business, financial condition and results of operations.

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

    Several major airline carriers have formed a joint sales agency known as "Orbitz," which operates as an online travel reservations service and which began operations in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz will obtain favorable and in some cases exclusive access to certain airline fares and inventory and will enjoy other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. The U.S. Department of Justice and the Attorneys General of twenty-one States and the Territory of Puerto Rico, are currently investigating whether these agreements and arrangements violate antitrust or aviation laws; however, we cannot assure you that these investigations will be resolved on terms satisfactory to the Company. If Orbitz is able to use its agreements with such carriers, and its other rights and benefits from them, to create a more comprehensive product or service offering than the Company, our sales and revenues could be materially adversely affected.

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

CONFLICTS OF INTEREST WITH SABRE COULD IMPEDE OUR BUSINESS STRATEGY AND HURT OUR
  BUSINESS.

    Sabre Holdings Corporation and its affiliates currently own 12.1% of the Company's issued and outstanding Common Stock and 33.0 million shares of the Company's Class A Common Stock, which are convertible into shares of Common Stock. If all of the Class A Common Stock were converted, Sabre Holdings Corporation and its affiliates' ownership of the Company's issued and outstanding Common Stock would increase from 12.1% to approximately 70%. There is no limit on the ability of Sabre Holdings Corporation and its affiliates to purchase shares of the Company's Common Stock in the open market.

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

WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AS MEASURED BY GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES.

    We anticipate that the Company will incur future losses, as measured by generally accepted accounting principles. We expect our operating expenses to increase significantly as we develop and expand our services, expand our domestic and international operations, enhance the Travelocity brand, fund site and content development and invest in operating infrastructure. We will need to grow our revenues significantly in order to become and stay profitable, as measured by generally accepted accounting principles. If our revenues do not grow as expected to defray the estimated costs and expenses, there could be a material adverse effect on our business, operating results and financial condition.

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

OUR CONTINUED SUCCESS DEPENDS ON THE CONTINUING EFFORTS OF KEY OFFICERS AND OUR
  ABILITY TO CONTINUE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

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

OUR ABILITY TO PROMOTE OUR SERVICES IN SOUTHEAST ASIA, AUSTRALIA, NEW ZEALAND,
  JAPAN, INDIA AND OTHER NEARBY REGIONS IS RESTRICTED.

    An agreement between Sabre and Abacus International Pte Ltd. ("Abacus"), the operator of a global distribution system, may restrict us from directing promotions of our services specifically to consumers in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions. The agreement also provides Abacus the first opportunity to market our underlying technology to Internet service providers in the restricted area. In addition, after we become profitable, as measured by generally accepted accounting principles, we will be required to transfer a proportional amount of revenues based upon the percentage of bookings made in the restricted marketing area to a joint venture between Sabre and Abacus. We will be able to deduct all direct and indirect costs from bookings made from the restricted area. These restrictions may in the future limit us from expanding our operations in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions.

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

    At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and received additional vested warrants to purchase shares of HRN stock in connection with this extended agreement. As a result of completing three cashless exercises of these warrants during the six months ended June 30, 2001, the company received approximately
1.1 million shares of HRN Class A Common Stock. The Company's shares of HRN Class A Common Stock were subject to market risk. However, in May 2001, the Company sold all of its HRN common stock. Proceeds from the sale of the HRN stock were used to purchase additional marketable securities.

    At June 30, 2001, our investments in marketable securities were $108.6 million. If interest rates were to decline an average of 10% during the remainder of the year compared to the six months ended June 30, 2001, our total return on these investments would decrease approximately $302,000. This amount was determined by applying the hypothetical interest rate change to the Company's marketable securities balance as of June 30, 2001.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders held on May 15, 2001, the Company's shareholders voted to approve each of the following proposals:

(1) to elect the following directors: Jeffery M. Jackson, Glenn W. Marschel, Jr. and Michael S. Gilliland:

                        VOTES CAST IN FAVOR   VOTES CAST AGAINST OR WITHHELD   ABSTENTION OR NON-VOTE
                        -------------------   ------------------------------   ----------------------
Jeffery M. Jackson          46,210,999                    601,561                          0
Glenn W. Marschel, Jr.      46,266,357                    546,203                          0
Michael S. Gilliland        46,265,317                    547,243                          0

(Continuing Directors; William J. Hannigan, James J. Hornthal, Terrell B. Jones, F. William Conner,
Paul C. Ely, Jr. and Michael A. Buckman)

(2) to amend the Travelocity.com LP 1999 Long-Term Incentive Plan:

VOTES CAST IN FAVOR   VOTES CAST AGAINST OR WITHHELD   ABSTENTION OR NON-VOTE
-------------------   ------------------------------   ----------------------
45,746,749....                  1,055,949                      9,862

(3) to ratify of selection of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001:

VOTES CAST IN FAVOR   VOTES CAST AGAINST OR WITHHELD   ABSTENTION OR NON-VOTE
-------------------   ------------------------------   ----------------------
46,805,043....                      3,441                      4,076

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRAVELOCITY.COM INC.

                                                       BY:             /s/ TERRELL B. JONES
                                                            -----------------------------------------
                                                                         Terrell B. Jones
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR
Date: August 14, 2001                                             (PRINCIPAL EXECUTIVE OFFICER)

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