Form 10-Q
period 2001-09-30
TRAVELOCITY COM INC
filed 2001-11-14
CIK 1104172

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period From _____________ to _____________.

                            Commission file number 000-30634.


                                 TRAVELOCITY.COM INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                   75-2855109
   ---------------------------------      ------------------------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

       15100 Trinity Boulevard
          Fort Worth, Texas                                     76155
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (817) 785-8000
                                                  -----------------

                                  Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No     .
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value - 16,921,738 as of November 9, 2001
Class A Common Stock, $.001 par value - 33,000,000 as of November 9, 2001

===============================================================================

                                      INDEX

                              TRAVELOCITY.COM INC.


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

   Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000

   Consolidated Statements of Operations -- Three and nine months ended
   September 30, 2001 and 2000

   Consolidated Statement of Stockholders' Equity -- Nine months ended September 30, 2001

   Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000

   Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II:     OTHER INFORMATION

Item 2.  Changes in Securities and the Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES



PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
TRAVELOCITY.COM INC.
CONSOLIDATED  BALANCE SHEETS
(Unaudited) (In thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                   September 30,   December 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
ASSETS
CURRENT ASSETS
   Cash                                                                            $         58    $        859
   Marketable securities                                                                107,089          70,696
   Accounts receivable, net of allowance for doubtful accounts of $2,676 and
     $649 at September 30, 2001 and December 31, 2000, respectively                      28,479          19,196
   Prepaid expenses and other current assets                                             31,667          18,755
   Other current assets                                                                     937               -
   Receivable from affiliate                                                                115               -
                                                                                   ------------    ------------
        Total current assets                                                            168,345         109,506

PROPERTY AND EQUIPMENT
   Buildings and leasehold improvements                                                   4,799           3,692
   Furniture, fixtures and equipment                                                      4,736           3,608
   Computer equipment                                                                    40,815          22,828
                                                                                   ------------    ------------
                                                                                         50,350          30,128
   Less accumulated depreciation and amortization                                       (19,654)        (12,347)
                                                                                   ------------    ------------
        Total property and equipment                                                     30,696          17,781

Intangible assets, net of accumulated amortization of $143,214 and $75,464
   at September 30, 2001 and December 31, 2000, respectively                            130,349         198,113
Other assets                                                                              3,173           2,568
                                                                                   ------------    ------------
        TOTAL ASSETS                                                               $    332,563    $    327,968
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                               $      11,052    $      6,242
   Accrued compensation and related benefits                                              4,551           3,910
   Payable to affiliates                                                                      -             191
   Deferred revenue                                                                      10,249              12
   Other accrued liabilities                                                             15,905           7,298
                                                                                   ------------    ------------
        Total current liabilities                                                        41,757          17,653

Deferred revenue                                                                         19,811           2,918
Other liabilities                                                                         6,445           1,109

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value; 7,000 shares authorized at
     September 30, 2001 and December 31, 2000; no shares issued                               -               -
   Common Stock, $.001 par value; 135,000 shares authorized; 16,920 and
     16,199 shares issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively                                                         17              16
   Class A Common Stock, $.001 par value; 33,000 shares authorized,
     issued and outstanding at September 30, 2001 and December 31, 2000                      33              33
   Class B Common Stock, $.001 par value; 75,000 shares authorized at
     September 30, 2001 and December 31, 2000, respectively; no shares issued                 -               -
   Additional paid-in capital                                                           439,047         424,903
   Equity options outstanding                                                             9,377           4,225
   Accumulated other comprehensive income                                                   (18)            416
   Accumulated deficit                                                                 (183,906)       (123,305)
                                                                                   ------------    ------------
        Total stockholders' equity                                                      264,550         306,288
                                                                                   ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    332,563    $    327,968
                                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     --------------------------------      -------------------------------
                                                         2001                2000              2001               2000
                                                     ------------        ------------      ------------       ------------
REVENUES
  Transaction services revenue
    Air                                              $     37,811        $     29,232      $    118,156       $     75,964
    Non-air                                                17,592               9,062            45,200             19,841
  Advertising                                              14,629              13,795            48,674             28,785
  Other                                                     8,427               1,272            21,625              2,592
                                                     ------------        ------------      ------------       ------------
    Total revenues                                         78,459              53,361           233,655            127,182
  Cost of revenues                                         25,308              20,200            77,235             51,452
                                                     ------------        ------------      ------------       ------------
  Gross profit                                             53,151              33,161           156,420             75,730
OPERATING EXPENSES
  Selling and marketing                                    38,357              33,741           115,719             80,758
  Technology and development                                6,264               4,596            17,448             13,770
  General and administrative                                4,941               4,395            16,121             12,386
  Expenses related to integration of Preview
    Travel                                                      -                   -                 -              1,537
  Stock compensation (benefit)/expense (1)                 (4,017)              1,096             7,381              3,331
  Amortization of intangible assets and
    goodwill                                               22,424              22,424            67,238             50,278
                                                     ------------        ------------      ------------       ------------
    Total operating expenses                               67,969              66,252           223,907            162,060
                                                     ------------        ------------      ------------       ------------
OPERATING LOSS                                            (14,818)            (33,091)          (67,487)           (86,330)

OTHER INCOME (EXPENSE)
  Interest income, net                                      1,264               1,047             3,592              2,464
  Other income and expense                                    304                 758            (2,765)             1,127
                                                     ------------        ------------      ------------       ------------
Loss before Sabre's interest in Partnership               (13,250)            (31,286)          (66,660)           (82,739)
Sabre's interest in Partnership                                 -              19,095                 -             47,969
Benefit for income taxes                                   (1,119)                  -               (83)                 -

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                                    (14,369)            (12,191)          (66,743)           (34,770)
Cumulative effect of change in accounting
  method, net of Sabre's interest in
  Partnership and income taxes                                  -                   -             6,142                  -
                                                     ------------        ------------      ------------       ------------
NET LOSS                                             $    (14,369)       $    (12,191)     $    (60,601)      $    (34,770)
                                                     ============        ============      ============       ============
Loss per common share, basic and diluted:
  Loss before cumulative effect of change in
    accounting method                                $       (.72)       $       (.64)     $      (3.39)      $      (1.55)
  Cumulative effect of change in accounting
    method                                                      -                   -               .31                  -
                                                     ------------        ------------      ------------       ------------
  NET LOSS PER SHARE                                 $       (.72)       $       (.64)     $      (3.08)      $      (1.55)
                                                     ============        ============      ============       ============
Weighted average common shares used in loss per
common share computation:
  Basic and diluted                                        19,881              19,173            19,653             22,463
                                                     ============        ============      ============       ============


(1)  Stock compensation relates to the following:

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     --------------------------------      -------------------------------
                                                         2001                2000              2001               2000
                                                     ------------        ------------      ------------       ------------
    Cost of revenues                                 $          2        $          2      $          6       $         23
    Selling and marketing                                    (643)                105             1,281              1,517
    Technology and development                               (267)                 74               516                 93
    General and administrative                             (3,109)                915             5,578              1,698
                                                     ------------        ------------      ------------       ------------
      Total stock compensation                       $     (4,017)       $      1,096      $      7,381       $      3,331
                                                     ============        ============      ============       ============

The accompanying notes are an integral part of these financial statements.


TRAVELOCITY.COM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
 (Unaudited) (In thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                       Class A   Class B    Additional    Equity
                                                Preferred     Common    Common    Common     Paid-in      Options
                                                  Stock       Stock     Stock      Stock     Capital    Out-standing
                                                ---------------------------------------------------------------------
Balance at December 31, 2000                    $        -   $   16    $   33     $    -     $ 424,903      $ 4,225
Issuance of 721 common shares pursuant to
    stock option, restricted stock incentive
    and stock purchase plans                             -        1         -          -        13,908       (1,481)
Stock based compensation for
    consultants and employees of the Company
    and Travelocity Holdings                             -        -         -          -           236        6,633

Comprehensive loss:
     Net loss                                            -        -         -          -             -            -
     Unrealized loss on investments,
       net of deferred income taxes                      -        -         -          -             -            -
     Comprehensive loss
                                                ---------------------------------------------------------------------
Balance at September 30, 2001                   $        -   $   17    $   33     $    -     $ 439,047      $ 9,377
                                                =====================================================================


                                                  Accumulated
                                                     Other         Accumu-
                                                  Comprehen-        lated
                                                  sive Income      Deficit         Total
                                                  ----------------------------------------
Balance at December 31, 2000                       $    416       $(123,305)    $  306,288
Issuance of 721 common shares pursuant to
    stock option, restricted stock incentive
    and stock purchase plans                              -               -         12,428
Stock based compensation for
    consultants and employees of the Company
    and Travelocity Holdings                              -               -          6,869

Comprehensive loss:
     Net loss                                             -         (60,601)       (60,601)
     Unrealized loss on investments,
       net of deferred income taxes                    (434)              -           (434)
                                                                                ----------
     Comprehensive loss                                                            (61,035)
                                                  ----------------------------------------
Balance at September 30, 2001                      $    (18)      $(183,906)    $  264,550
                                                  =========================================

The accompanying notes are an integral part of these financial statements.


TRAVELOCITY.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited) (In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                          2001                  2000
                                                                                       ----------           ----------
OPERATING ACTIVITIES
Net loss                                                                               $  (60,601)          $  (34,770)
Adjustments to reconcile net loss to cash used for operating activities
    Cumulative effect of change in accounting method                                       (6,142)                   -
    Depreciation and amortization                                                          98,194               71,953
    Fair value adjustments on HRN warrants                                                  3,256                    -
    Stock compensation                                                                      7,381                3,331
    Sabre's interest in Partnership                                                             -              (47,969)
    Other, net                                                                             (1,846)              (1,030)
    Changes in operating assets and liabilities:
       Accounts receivable and other assets                                               (11,192)              (9,873)
       Accounts payable, accrued and other liabilities                                      7,436               (1,425)
       Prepayments to strategic distribution partners                                     (40,967)             (40,000)
       Deferred revenue                                                                     2,443                3,967
       Receivable from affiliates                                                            (306)                (467)
                                                                                       ----------           ----------
    Cash used for operating activities                                                     (2,344)             (56,283)

INVESTING ACTIVITIES
Cash acquired from Preview Travel, net of direct acquisition costs                              -                  743
Additions to property and equipment                                                       (10,647)              (8,959)
Purchases of marketable securities                                                       (339,177)            (219,394)
Sales of marketable securities                                                            303,485              168,904
Sale of securities acquired upon exercise of HRN warrants                                  36,604                    -
Other investing activities                                                                      -                 (909)
                                                                                       ----------           ----------
    Cash used for investing activities                                                     (9,735)             (59,615)

FINANCING ACTIVITIES
Cash advances from Sabre affiliates                                                             -                6,818
Contribution of cash by Sabre in connection with the Merger                                     -               52,680
Proceeds from issuance of common stock                                                          -               54,000
Proceeds from exercise of stock options                                                    11,805                3,313
Other financing activities                                                                   (527)                (511)
                                                                                       ----------           ----------
    Cash provided by financing activities                                                  11,278              116,300
                                                                                       ----------           ----------
Net increase (decrease) in cash and cash equivalents                                         (801)                 402
Cash at beginning of the period                                                               859                    -
                                                                                       ----------           ----------
Cash at end of the period                                                              $       58           $      402
                                                                                       ==========           ==========

The accompanying notes are an integral part of these financial statements.

TRAVELOCITY.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

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

   Travelocity is a holding company whose sole assets are units of Travelocity.com LP (the "Partnership"), a Delaware limited partnership, formed on September 30, 1999. Effective upon the Merger, the Partnership became the owner and operator of the combined assets and liabilities of the former Travelocity business unit of Sabre (the "Travelocity Division") and Preview Travel.

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

   The Company and Sabre are the partners in the Partnership. The Company currently holds an approximate 40% equity interest in the Partnership, with the remaining approximate 60% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds an approximate 25% equity interest in the Company. Sabre currently beneficially holds an approximate 70% economic interest in the Partnership - that is:

   - an approximate 60% equity interest held directly and indirectly through wholly-owned subsidiaries, plus
   - an approximate 10% equity interest held through the Company - that is, 25% (Sabre's equity interest in the Company) of 40% (the Company's equity interest in the Partnership).

   Sabre and its affiliates hold 33.0 million shares of the Company's Class A Common Stock, which together with 30.0 million units of the Partnership held directly by Sabre and its affiliates, are convertible into 33.0 million shares of the Company's Common Stock. As of September 30, 2001 Sabre also held 2,033,970 shares of the Company's Common Stock.

   If Sabre exercised its right to convert its partnership units into Common Stock, the Company would have approximately 49.9 million shares of Common Stock outstanding, of which Sabre would own approximately 70% and non-Sabre stockholders would own approximately 30%.

   Sabre's Common Stock and Class A Common Stock holdings represent an approximate 70% voting interest in the Company. Through this voting interest, Sabre is able to significantly influence the management and affairs of the Company and all matters requiring stockholder approval.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. For periods prior to the Merger, the financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division, a division of Sabre which conducted the business of the Company prior to the Merger. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a division of Sabre for periods prior to the Merger, and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs incurred by Sabre on behalf of the Company.

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

   The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in Partnership," in the Company's statement of operations. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During the nine months ended September 30, 2001 the Company recognized net losses totaling approximately $35.6 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

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

   RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these two Statements. Other intangible assets will continue to be amortized over their useful lives.

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

   The FASB has also recently issued FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which will be adopted by the Company January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

   FAS No. 144 retains the requirements of FAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. FAS No. 144 will primarily affect the Company's accounting for intangible assets subject to amortization, property and equipment and certain other long-lived assets.

   FAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under the provisions of FAS No. 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation no longer recognized.

   FAS No. 144 also supersedes the provisions of Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement.

   The Company has not yet evaluated what the effects of adoption of FAS No. 144 will be on its financial condition and results of operations.

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

   Outstanding employee stock options at September 30, 2001 and 2000 to purchase approximately 6.0 and 4.8 million shares, respectively, of the Company's Common Stock and 30.0 million shares of Class A Common Stock held by Sabre were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

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

   The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. At September 30, 2001, unrecognized stock compensation expense relating to these options totaled approximately $10.4 million. During the three and nine months ended September 30, 2001 the Company recognized ($4.4) million and $6.9 million, respectively, in stock compensation expense for options granted to employees of Travelocity Holdings compared to $1.2 million for both the three and nine months ended September 30, 2000.

   Additionally, certain stock compensation is recognized by the Company, based on the intrinsic value of the awards, for options held by employees of the Partnership relating to options which were converted at the date of the Merger from existing unvested Sabre options into options to purchase shares of the Company's common stock, and for options held by former officers of Preview Travel which vest over the twelve month period following the Merger. Stock compensation expense recognized during the three and nine months ended September 30, 2000 related to these options was approximately $66,000 and $2.2 million, respectively. Stock compensation recognized during the three and nine months ended September 30, 2001 related to these options was not significant.

6.   SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

   EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and use of passenger aircraft operated by commercial air carriers. These actions have served to reduce travel in the United States and, to a lesser degree, internationally. The Company's results of operations for the three months ended September 30, 2001 were negatively affected by this reduction in travel.

   Although gross travel bookings decreased dramatically in the days immediately following the attacks, there has been a steady improvement since. The Company is currently unable to estimate when and at what level gross travel bookings will stabilize. Any additional terrorist attacks could have a material adverse effect on the Company's financial position and results of operations. A prolonged substantial decrease in travel could impair the ability of the Company to recover the carrying value of certain of its assets, including certain intangible assets and goodwill.

   In October 2001, the Company announced the implementation of various cost reductions as a result of the decline in travel bookings following the terrorist attacks of September 11, 2001. The reductions included a 10 percent layoff of the Company's non-customer service workforce and the planned closure of the Company's call center, located in Sacromento, California, in December 2001.

   WHERETO. During July 2001, the Company acquired WhereTo, an Australian based developer of online travel technology. WhereTo's technology will allow the Company to more efficiently manage consolidator or "net" fares in a real time manner, and will provide improved pricing for complicated itineraries, such as en-route and multiple stopovers. In connection with the acquisition, the Company recorded intellectual property totaling $1.1 million, which will be amortized over 3 years. Additionally, the Company will recognize compensation expense totaling approximately $1.9 million over two years relating to future payments to be made to the owners of WhereTo under the terms of the purchase agreement.

   TRAVELOCITY EUROPE. Travelocity and European direct marketing leader Otto announced a joint venture called Travelocity Europe. Travelocity Europe will sell travel products and services in the growing European market, both online and offline. It is currently expected that the joint venture will begin operations in the first quarter of 2002. Included in Travelocity Europe will be Air Tickets Direct Limited, a UK-based travel company acquired by the Company in the third quarter of 2001. The cost of acquiring Air Tickets Direct Limited, and the results of operations since acquisition, were not significant.

   HOTEL RESERVATIONS NETWORK. At January 1, 2001, the Company held warrants for the purchase of shares of common stock of HRN, received in connection with an affiliation agreement entered into during 2000. The warrants were recorded at their estimated fair value at the date of receipt of approximately $2.5 million. The Company is recognizing this amount as revenue over the three-year term of the original agreement. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement the Company received additional vested warrants to purchase shares of HRN Class A Common Stock with a fair value of approximately $29.9 million on the date of receipt. The Company will recognize this amount as revenue over approximately four years. During the three and nine months ended September 30, 2001, the Company recognized revenue relating to amortization of the fair value of the HRN warrants received at contract origination and modification totaling approximately $2.2 million and $5.2 million, respectively, compared to the three and nine months ended September 30, 2000 which was $212,000 and $565,000, respectively. The Company may also vest in additional warrants in the future based upon the achievement of certain performance metrics. The Company recognizes revenue, at fair value, as the additional warrants are earned. For the three and nine months ended September 30, 2001, the Company earned additional warrants with a fair value of approximately $714,000 and $2.5 million, respectively.

   At September 30, 2001 and December 31, 2000 the balance of deferred revenue related to the HRN warrants was approximately $26.4 million and $1.8 million, respectively. Approximately $17.8 million and $918,000 of deferred revenue related to the HRN warrants was classified as long-term deferred revenue at September 30, 2001 and December 31, 2000, respectively.

   During the nine months ended September 30, 2001, the Company completed four cashless exercises of the HRN warrants in which it received approximately 1.1 million shares of HRN stock. Upon exercise of the warrants, the Company recorded in other income and expense a gain of approximately $58,000 during the three months ended September 30, 2001 and losses totaling approximately $369,000 during the nine months ended September 30, 2001. The gain and losses were determined by the aggregate differences in the fair value of the warrants exercised, as measured using the Black-Scholes option valuation model, compared with the fair value of the HRN common stock received. In August 2001, the Company completed a cashless exercise of HRN warrants in which it received approximately 34,000 shares of HRN stock. At September 30, 2001, the shares of HRN stock are accounted for as available-for-sale marketable equity securities, with a carrying value of approximately $779,000, based upon the quoted market value of HRN stock as of that date. The Company has disposed of HRN stock received upon exercise of certain of the HRN warrants for cash proceeds totaling approximately $36.6 million during the nine months ended September 30, 2001. No significant gain or loss was realized relating to such disposals.

   Effective upon the adoption of FAS 133 on January 1, 2001 (Note 2), the Company began recording the HRN warrants at fair value each reporting date. At September 30, 2001, the fair value of the HRN warrants held by the Company totaled approximately $714,000, which is classified as other assets in the accompanying balance sheet. The Company recorded in other income and expense a gain of approximately $58,000 during the three months ended September 30, 2001 and losses totaling approximately $3.3 million during the nine months ended September 30, 2001, relating to the changes in the fair value of the warrants, including gains and losses recorded as a result of the cashless exercises discussed above.

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

   The Company made payments of $38.9 million to AOL during the nine months ending September 30, 2001. The Company is amortizing the payments under the AOL Agreement as a selling and marketing expense in accordance with the terms of the contract. Payments are recorded as prepaid assets, which are reduced by amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company from the date of the merger ("Merger") with Preview Travel, Inc. ("Preview Travel") on March 7, 2000 and beyond and the historical results of the former Travelocity business unit (the "Travelocity Division") of Sabre Holdings Corporation ("Sabre"), as an operating unit of Sabre for all periods prior to the Merger. Results for the nine months ended September 30, 2001 and 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre for the period prior to the Merger. Results prior to the Merger do not include financial effects of the Merger with Preview Travel. Historical results prior to the Merger are not indicative of what our future financial position or results of operations subsequent to the Merger will be. Pro forma results for the nine months ended September 30, 2001 and 2000 are also included herein to illustrate the effect of these agreements and the Merger transaction on our historical operations and financial position.

   We receive transaction service revenue including, for 2001 and 2000, access fees under the new access agreement with Sabre. For both 2001 and 2000, transaction service revenue also includes commissions from travel suppliers for processing of online purchases of their products and services by customers.

   Gross bookings of travel services online increased from approximately $649.5 million in the third quarter of 2000 to $784.8 million in the third quarter of 2001, which resulted in an increase in transaction service revenues from $38.3 million to $55.4 million for the corresponding periods. Gross bookings were negatively affected by the terrorist attacks of September 11, 2001. For the nine months ended September 30, 2000 and 2001, gross bookings increased from approximately $1.7 billion to $2.5 billion, which resulted in an increase in transaction service revenues from $95.8 million to $163.4 million for the corresponding periods. Gross bookings represent the total purchase price of all travel services booked through our Web site. Gross bookings are not a financial measurement in accordance with generally accepted accounting principals ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our revenues due to, among other things, changes in commission rates. As with operating results, they should not be relied upon as an indication of future performance.

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

GROSS MARGINS

   Our gross margins for the three months ended September 30, 2001 and 2000 were 67.7% and 62.1%, respectively. For the nine months ended September 30, 2001 and 2000, they were 66.9% and 59.5%, respectively. This increase was due primarily to a change in revenue mix, specifically an increase in non-air revenues during the third quarter of 2001 compared with the same period in 2000. We expect higher gross margins on advertising revenues than transaction service revenues, higher commission rates on vacation packages and cruises than hotel rooms and car rentals and higher commission rates on hotel rooms and car rentals than airline tickets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

   TRANSACTION SERVICE REVENUES. Transaction service revenues increased from $38.3 million to $55.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of approximately $17.1 million, 45%. This was due to an increase in air revenues of $8.6 million, 29%, and non-air revenues of $8.5 million, 94%, for the corresponding periods. Non-air revenues include services for hotel, car, vacation packages, tours and cruise providers. Gross bookings increased from $649.5 million to $784.8 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001. Transaction service revenues and gross bookings for the three months ended September 30, 2001 were negatively affected by the reduction in travel caused by the terrorist attacks of September 11, 2001.

   ADVERTISING REVENUES. Advertising revenues increased from $13.8 million to $14.6 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $834,000, 6%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. Advertising revenues for the three months ended September

30, 2001 were negatively affected by the general decline in advertising spending following the terrorist attacks of September 11, 2001.

   OTHER REVENUES. Other revenues increased from $1.3 million to $8.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $7.2 million, 563%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from Hotel Reservations Network, Inc. ("HRN"). This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

   Costs of revenues increased from $20.2 million to $25.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of approximately $5.1 million, 25%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, other administrative costs used to support the customer service centers and the operations of our Internet infrastructure and data processing charges. Costs of revenues declined as a percentage of total revenue from 37.9% for the three months ended September 30, 2000 to 32.3% for the three months ended September 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers. Certain customer service costs increased relative to revenues due to a higher level of customer support relating to rescheduling and refund activity following the events of September 11, 2001.

OPERATING EXPENSES

   SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote the Company's Web site, the amortization of payments made to strategic distribution partnerships with companies such as AOL, Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite"), and At Home Corporation, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $33.7 million to $38.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $4.6 million, 14%. This was due primarily to an increase in advertising spending, salaries, and administrative costs to support our direct selling efforts and internal sales force.

   TECHNOLOGY AND DEVELOPMENT. Technology and development expenses consist of salaries and related costs and charges from Sabre for development and maintenance of our Web site, including enhancements to and maintenance of our Web site. Technology and development expenses increased from $4.6 million to $6.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $1.7 million, 36%. This was due primarily to administrative costs incurred to enhance and maintain our Web site and salaries and benefits associated with an increase in development labor headcount.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of fees paid to Travelocity Holdings and Sabre for salaries and benefits for Travelocity Holdings management devoted to the Company, corporate facility services, legal services, accounting and other services. General and administrative expense also includes salaries and benefits of management and administrative costs of the Company. General and administrative expenses increased from $4.4 million to $4.9 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $546,000, 12%. This was due primarily to an increase in salaries and benefit related costs.

   STOCK COMPENSATION. Stock compensation expenses represent the expenses, measured at fair value, associated with stock options held by employees of Travelocity Holdings. Stock compensation is recorded in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), which was adopted by the Company on July 1, 2000. FIN 44 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. FIN 44 accounting treatment will result in variations to stock compensation expense largely as a result of fluctuations in market prices of the Company's common stock. In addition, stock compensation expense includes expense associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel. This expense is being recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation expense also includes expense for unvested stock options held by former employees of Sabre that were converted into the Company's stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense was $1.1 million for the three months ended September 30, 2000 compared to a $4.0 million benefit for the three months ended September 30, 2001. The benefit recorded during the three months ended September 30, 2001 resulted from a decrease in the market price of the Company's stock.

   AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Total amortization expense for the three months ended September 30, 2000 and September 30, 2001 was $22.4 million. The goodwill is being amortized over a three-year period. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $87 million in 2002, as a result of the cessation of amortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company and has not yet determined what the effect of these tests will be on its earnings and financial position.

   INTEREST INCOME, NET. Interest income represents interest income on marketable securities held by the Company. Interest income, net of interest expense related to capital lease obligations, for the three months ended September 30, 2000 and September 30, 2001 was $1.0 million and $1.3 million, respectively.

   OTHER INCOME AND EXPENSE. Other income and expense represents gains and losses on the sale of Company investments and assets. It also includes unrealized gains and losses on the exercise of HRN warrants and the Company's investments that are subject to the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") following the initial adoption January 1, 2001. See Notes 2 and 6 to the consolidated financial statements. Other income and expense for the three months ended September 30, 2000 and September 30, 2001 was $758,000 and $304,000, respectively.

   SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership. Because losses attributable to Sabre's interest exceeded Sabre's interest in the Partnership during 2000, no losses have been allocated to Sabre for the three months ended September 30, 2001.

   PROVISION FOR INCOME TAXES. The $1.1 million tax provision recognized during the three months ended September 30, 2001 relates to recognition of income taxes on the Company's proportionate share of the taxable income of the Partnership.

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

   NET LOSS. Net loss increased $2.2 million, 18%, from $12.2 million to $14.4 million, primarily due to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

   TRANSACTION SERVICE REVENUES. Transaction service revenues increased from $95.8 million to $163.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $67.6 million, 71%. This was due to an increase in air revenues of $42.2 million, 56%, and non-air revenues of $25.4 million, 128%, for the corresponding periods. Gross bookings increased from $1.7 billion to $2.5 billion for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001.

   ADVERTISING REVENUES. Advertising revenues increased from $28.8 million (net of fees paid to DoubleClick of $884,000) to $48.7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of $19.9 million, 69%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

   OTHER REVENUES. Other revenues increased from $2.6 million to $21.6 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of $19.0 million, 734%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the nine months ended September 30, 2001 compared with the same period in 2000. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.


COSTS OF REVENUES

   Costs of revenues increased from $51.4 million to $77.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $25.8 million, 50%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, other administrative costs used to support the customer service centers and the operations of our Internet infrastructure and data processing charges. Costs of revenues declined as a percentage of total revenue from 40.5% for the nine months ended September 30, 2000 to 33.1% for the nine months ended September 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

   SELLING AND MARKETING. Selling and marketing expenses increased from $80.8 million to $115.7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $34.9 million, 43%. This was due primarily to an increase in advertising spending, an increase in payments made to strategic distribution partners during the nine months ended September 30, 2001 compared with the same period in 2000, and an increase in administrative costs to support our direct selling efforts and internal sales force.

   TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $13.8 million to $17.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $3.7 million, 27%. This was due primarily to administrative costs incurred to enhance and maintain our Web site and salaries and benefits associated with an increase in development labor headcount.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $12.4 million to $16.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $3.7 million, 30%. This was due primarily to an increase in various professional services and salaries and employee related costs.

   INTEGRATION RELATED EXPENSES. Integration related expenses represent costs specifically associated with the integration of the Company and Preview Travel. Integration related expenses were $1.5 million for the nine months ended September 30, 2000. No comparable amounts were recorded for the nine months ended September 30, 2001.

   STOCK COMPENSATION. Stock compensation expense increased from $3.3 million to $7.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001. The increase was due to FIN 44 that was adopted by the Company on July 1, 2000. FIN 44 required the Company to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. FIN 44 accounting treatment will result in variations to stock compensation expense largely as a result of fluctuations in market prices of the Company's common stock.

   AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Total amortization expense of intangible assets and goodwill, recorded in conjunction with the Merger for the nine months ended September 30, 2000 and September 30, 2001 was $50.3 million and $67.2 million, respectively. The goodwill is being amortized over a three-year period. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions FAS 142 is expected to result in an increase in net income of approximately $87 million in 2002, as a result of the cessation of amortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

   INTEREST INCOME, NET. Interest income, net of interest expense related to capital lease obligations, for the nine months ended September 30, 2000 and September 30, 2001 was $2.5 million and $3.6 million, respectively.

   OTHER INCOME AND EXPENSE. Other income and expense represents unrealized gains and losses incurred on the Company's investments that are subject to the provisions of FAS 133 following the initial adoption January 1, 2001. It also includes unrealized gains and losses on the exercise of HRN warrants and gains and losses on the sale of Company investments and assets. See Notes 2 and 6 to the consolidated financial statements. Other income and expense for the nine months ended September 30, 2000 and September 30, 2001 was $1.1 million and ($2.8) million, respectively.

   SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership. Because losses attributable to Sabre's interest exceeded Sabre's interest in the Partnership in 2000, no losses have been allocated to Sabre for the nine months ended September 30, 2001.

   PROVISION FOR INCOME TAXES. The $83,000 tax provision recognized during the nine months September 30, 2001 relates to recognition of income taxes on the Company's proportionate share of the taxable income of the Partnership.

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

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD. The Company adopted FAS 133 effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from HRN in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Actual gains or losses realized by the Company are dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold.

   NET LOSS. Net loss increased $25.8 million, 74% from $34.8 million to $60.6 million, due primarily to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

PRO FORMA STATEMENT OF OPERATIONS BEFORE SPECIAL ITEMS

   The unaudited pro forma statement of operations before special items data in the table below outlines the results of operations before special items for the Company for the three and nine months ended September 30, 2001 and 2000 for the combined Company (including Preview Travel). The information presented below assumes the Merger of the Company and Preview Travel occurred on January 1, 2000. The unaudited statements of operations before special items are based upon certain estimates and assumptions, and may not be indicative of the Company's actual results of operations. The unaudited statements of operations before special items exclude the recognition of certain expenses and give effect to the use of net operating loss carryforwards acquired from Preview Travel. Special items not recognized in the unaudited statements of operations include the amortization of goodwill and intangible assets recorded in connection with the acquisition of Preview Travel, certain non-recurring costs incurred during the integration of Preview Travel, non-cash stock compensation expenses, the cumulative effect of the adoption of FAS 133 on January 1, 2001 and unrealized changes in the fair value of HRN warrants held by the Company. The unaudited pro forma statement of operations data should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein. Pro forma adjustments include the impact of intercompany agreements and other adjustments associated with the Merger. Amounts shown below are in thousands, except per share amounts.


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                           --------------------------------------------------
                                                            2001           2000          2001          2000
                                                           --------------------------------------------------
         Revenues
           Transaction services revenue
              Air                                          $37,811        $29,232      $118,157      $ 80,155
              Non air                                       17,592          9,062        45,199        22,500
           Advertising                                      14,629         13,795        48,674        30,607
           Other                                             8,427          1,272        21,625         2,592
                                                           -------        -------      --------      --------
                   Total revenues                           78,459         53,361       233,655       135,854
         Cost of revenues                                   25,308         20,200        77,235        55,203
                                                           -------        -------      --------      --------
         Gross profit                                       53,151         33,161       156,420        80,651
         Operating expenses
           Selling and marketing                            38,357         33,741       115,719        88,441
           Technology and development                        6,264          4,596        17,448        14,989
           General and administrative                        4,941          4,395        16,121        14,292
                                                           -------        -------      --------      --------
                   Total operating expenses                 49,562         42,732       149,288       117,722
                                                           -------        -------      --------      --------
         Operating profit/(loss)                             3,589         (9,571)        7,132       (37,071)
         Interest income, net                                1,264          1,047         3,592         2,674
         Other income, net                                       -            758             -         1,127
                                                           -------        -------      --------      --------
         Profit/(loss) before Sabre's interest
           in Partnership                                    4,853         (7,766)       10,724       (33,270)
         Sabre's interest in Partnership                    (2,918)         4,740        (6,562)       20,448
                                                           -------        -------      --------      --------
         Profit/(loss) after Sabre's interest
           in Partnership                                    1,935         (3,026)        4,162       (12,822)
         Provision for income taxes                              -              -             -             -
                                                           -------        -------      --------      --------
         Net profit/(loss) after Sabre's interest
           in Partnership                                  $ 1,935        $(3,026)     $  4,162      $(12,822)
                                                           =======        =======      ========      ========
         Net profit/(loss) per share after
           Sabre's interest in Partnership                 $  0.09        $ (0.16)     $   0.20      $  (0.69)
                                                           =======        =======      ========      ========

         Weighted average diluted shares
           outstanding                                      21,155         19,173        20,854        18,590
                                                           =======        =======      ========      ========


GROSS MARGINS

   Pro forma gross margins for the three months ended September 30, 2001 and 2000 were 67.7% and 62.1%, respectively. For the nine months ended September 30, 2001 and 2000, they were 66.9% and 59.4%, respectively.

RESULTS OF OPERATIONS

PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

   TRANSACTION SERVICE REVENUES. Pro forma transaction service revenues increased from $38.3 million to $55.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of approximately $17.1 million, 45%. This was due to an increase in air revenues of $8.6 million, 29%, and non-air revenues of $8.5 million, 94%, for the corresponding periods. Non-air revenues include services for hotel, car, vacation packages, tours and cruise providers. Gross bookings increased from $649.5 million to $784.8 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001. Pro forma transaction service revenues and gross bookings for the three months ended September 30, 2001 were negatively affected by the reduction in travel caused by the terrorist attacks of September 11, 2001.

   ADVERTISING REVENUES. Pro forma advertising revenues increased from $13.8 million to $14.6 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $834,000, 6%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. Pro forma advertising revenues for the three months ended September 30, 2001 were negatively affected by the general decline in advertising spending following the terrorist attacks of September 11, 2001.

   OTHER REVENUES. Pro forma other revenues increased from $1.3 million to $8.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $7.2 million, 563%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

   Pro forma costs of revenues increased from $20.2 million to $25.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of approximately $5.1 million, 25%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, other administrative costs used to support the customer service centers and the operations of our Internet infrastructure and data processing charges. Costs of revenues declined as a percentage of total revenue from 37.9% for the three months ended September 30, 2000 to 32.3% for the three months ended September 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers. Certain customer service costs increased relative to revenues due to a higher level of customer support relating to rescheduling and refund activity following the events of September 11, 2001.

OPERATING EXPENSES

   SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $33.7 million to $38.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $4.6 million, 14%. This was due primarily to an increase in advertising spending, salaries, and administrative costs to support our direct selling efforts and internal sales force.

   TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $4.6 million to $6.3 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $1.7 million, 36%. This was due primarily to administrative costs incurred to enhance and maintain our Web site and salaries and benefits associated with an increase in development labor headcount.

   GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $4.4 million to $4.9 million for the three months ended September 30, 2000 compared to the three months ended September 30, 2001, an increase of $546,000, 12%. This was due primarily to an increase in salaries and benefit related costs.

     SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's profits and losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000 and 2001. The allocation was approximately 61% and 60% for the three months ended September 30, 2000 and September 30, 2001, respectively.

     PROVISION FOR INCOME TAXES. The Company's net operating loss carryforwards shield current income for the third quarter 2001 without need for a provision for income taxes.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

   TRANSACTION SERVICE REVENUES. Pro forma transaction service revenues increased from $102.7 million to $163.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $60.7 million, 59%. This was due to an increase in air revenues of $38.0 million, 47%, and non-air revenues of $22.7 million, 101%, for the corresponding periods. Gross bookings increased from $1.8 billion to $2.5 billion for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001.

   ADVERTISING REVENUES. Pro forma advertising revenues increased from $30.6 million (net of fees paid to DoubleClick of

$884,000) to $48.7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of $18.1 million, 59%. This increase was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. The move from using DoubleClick for advertising sales to a direct sales force reduced fees paid for advertising services.

   OTHER REVENUES. Pro forma other revenues increased from $2.6 million to $21.6 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of $19.0 million, 734%. This increase was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN during the nine months ended September 30, 2001 compared with the same period in 2000. This was in connection with an extended affiliation agreement that was entered into by the Company with HRN in March 2001.

COSTS OF REVENUES

   Pro forma costs of revenues increased from $55.2 million to $77.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $22.0 million, 40%. This was due to increased headcount costs associated with the customer service centers, including the opening of a third customer service center during the second quarter 2001, other administrative costs used to support the customer service centers and the operations of our Internet infrastructure and data processing charges. Costs of revenues declined as a percentage of total revenue from 40.6% for the nine months ended September 30, 2000 to 33.1% for the nine months ended September 30, 2001 due primarily to a change in revenue mix and increased efficiencies in the customer service centers.

OPERATING EXPENSES

   SELLING AND MARKETING. Pro forma selling and marketing expenses increased from $88.4 million to $115.7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of $27.3 million, 31%. This was due primarily to an increase in advertising spending, an increase in payments made to strategic distribution partners during the nine months ended September 30, 2001 compared with the same period in 2000, and an increase in administrative costs to support our direct selling efforts and internal sales force.

   TECHNOLOGY AND DEVELOPMENT. Pro forma technology and development expenses increased from $15.0 million to $17.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $2.5 million, 16%. This was due primarily to administrative costs incurred to enhance and maintain our Web site and salaries and benefits associated with an increase in development labor headcount.

   GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses increased from $14.3 million to $16.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001, an increase of approximately $1.8 million, 13%. This was due primarily to an increase in various professional services and salaries and employee related costs.

     SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the allocation of the Partnership's profits and losses which consolidates with the Company for financial reporting purposes to Sabre, based on Sabre's direct ownership interest in the Partnership during 2000 and 2001. The allocation was approximately 61% for the nine months ended September 30, 2000 and September 30, 2001.

     PROVISION FOR INCOME TAXES. The Company's net operating loss carryforwards shield current income for the third quarter 2001 without need for a provision for income taxes.

ANTICIPATED LOSSES

   The Company has incurred significant operating losses since its inception as an operating unit of Sabre, and has continued to incur losses, as measured by generally accepted accounting principles, since the Merger. For the future, our success will depend to a large extent on our ability to greatly increase sales volume so as to realize economies of scale and to increase revenue from advertising and higher margin products like merchant-model air and hotel bookings, vacation packages and cruises resulting in higher gross margins. As we increase spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, we had expected to continue to incur lower costs as a percent of revenue resulting in declining operating losses until the second quarter of 2001, by the end of which time we expected to be at or close to profitability, excluding the effects of non-cash stock compensation expense, the amortization of goodwill and intangible assets and other special non-cash items (collectively, "Special Items"). The Company, however, was able to accomplish this by the end of the first quarter 2001. After accounting for the impact of the events of September 11, 2001 on revenues, the Company projects that fourth quarter 2001 pro forma results, which excludes Special Items, will be the same as or slightly better than third quarter 2001 pro forma results.

VARIABILITY OF RESULTS

   We expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. Travel bookings typically increase during the first and second quarter in anticipation of summer travel and typically slow in the third and fourth quarter. Due to the significant quarterly growth of our business, this effect has not been historically evident in our operations, but may become so in the future. Internet and commercial online service usage and the rate of growth of such usage are expected to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause fluctuations in our operating results and could have a material adverse effect on our business. The terrorist attacks of September 11, 2001, any subsequent terrorist activity, and the repercussions of military operations against terrorist organizations are also likely to cause fluctuations in our operating results and could have a material adverse effect on our business.

   Other factors that may adversely affect our operating results include:

- the rate at which travel bookings recover following the September 11, 2001 events;

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities for the nine months ended September 30, 2001 was $2.3 million, which was due primarily to a net loss before adjustments for non-cash charges, payments to strategic distribution partners and an increase in accounts receivable and other assets. Net cash used for operating activities for the nine months ended September 30, 2000 was $56.3 million which was due primarily to the prepayment to AOL of $40.0 million, the net loss before adjustments for non-cash charges and Sabre's interest in the Partnership, and an increase in accounts receivable and other assets.

   Net cash used for investing activities for the nine months ended September 30, 2001 was $9.7 million. Investing activities included capital expenditures, primarily for computer equipment, purchases and sales of marketable securities, including the sale of HRN common stock. Net cash used for investing activities for the nine months ended September 30, 2000 was $59.6 million which included the purchase of marketable securities with funds received from Sabre in the Merger, as discussed below, and capital expenditures for furniture, and fixtures and computer equipment.

   Net cash provided by financing activities for the nine months ended September 30, 2001 was $11.3 million due to the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2000 was $116.3 million. Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange. Additionally, the Company exercised its option to cause Sabre to invest an additional $50.0 million in the Company in exchange for 1.2 million shares of common stock of the Company. The Company contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements. Effective with the Merger, we began maintaining our own cash balances.

The Company has experienced significant decreases in travel related bookings as a consequence of terrorist activity since September 11, 2001. We expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the terrorist attacks on New York and Washington, by any subsequent terrorist-related activity, and the repercussions of military operations against terrorist organizations. Decreases in travel bookings would have an adverse impact on the Company's liquidity. It is not possible to predict either the severity or duration of such decreases in the medium or long-term.
As of September 30, 2001 we had $107.1 million in cash and marketable securities. The Company expects to have positive cash earnings, excluding special items such as amortization of goodwill, intangibles and stock compensation expense for the remainder of 2001. As a result, we anticipate that cash requirements will be funded by cash flows from operating activities. However, we cannot provide assurance that cash flows from operations of the Partnership will exist or will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, including AOL and Yahoo!, or to make capital expenditures or other expenditures necessary to support the anticipated growth of the business or to respond to competition. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available or on terms acceptable to us.

   At January 1, 2001, the Company held warrants for the purchase of shares of common stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, the Company received additional vested warrants to purchase shares of HRN Class A Common Stock. During the nine months ended September 30, 2001, the Company completed four cashless exercises of these warrants in which we received approximately 1.1 million shares of HRN stock. In May 2001, the Company sold shares of HRN common stock, realizing gross proceeds of approximately $36.6 million. Proceeds from the sale of the HRN stock were used to purchase additional marketable securities. At September 30, 2001, the fair value of HRN warrants held by the Company, earned during the third quarter of 2001, totaled approximately $714,000. At September 30, 2001, the carrying value of HRN shares held by the Company totaled approximately $779,000.

   In 2001, the Company will use funds to enhance brand awareness and supplier relationships, to perform product development and for working capital. Payments due under our agreements with strategic distribution partners could also affect our liquidity. Revenues under the AOL agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, the Company's agreement with Yahoo! also includes guaranteed payments.

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

THE SEPTEMBER 11, 2001 TERRORIST ATTACKS NEGATIVELY AFFECTED OUR REVENUES.

   On September 11, 2001, terrorists hijacked and crashed four passenger aircraft operated by commercial air carriers, resulting in major loss of life and property. Our gross travel bookings and revenues decreased dramatically in the days following the attacks, but have since experienced steady improvement. We are currently unable to estimate when and at what levels gross travel bookings and revenues will stabilize. Among the events relating to the September 11, 2001 attacks that could further reduce travel and thus negatively impact our sales and revenues are:

       - additional terrorist attacks on United States or international targets;

       - repercussions of military operations against terrorist organizations;

       - increased costs and passenger waiting time due to increased airport security; and

       -  changes in consumer travel patterns brought about by safety concerns.

OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY.

   We are an Internet-related company engaged in electronic commerce. Market prices for stocks of this type have been volatile and as a result, the market price of our common stock could experience extreme price fluctuations. If revenues or earnings are less than expected for any quarter, the market price of our common stock could significantly decline, even if the decline in our revenues or earnings is not reflective of any long-term problems with our business, financial condition and operating results. In addition, travel industry stocks have been volatile. The events of September 11, 2001 caused a significant decline in the market price for our common stock and any subsequent terrorist events, as well as the repercussions of military operations against terrorist organizations may also cause a decline in the market price for our common stock. The market price of our common stock could also fluctuate significantly as a result of sales or distributions by our investors who own a substantial number of shares of our common stock.

A DECLINE IN COMMISSION RATES OR THE ELIMINATION OF COMMISSIONS BY AIRLINES AND OTHER TRAVEL SUPPLIERS WOULD REDUCE OUR REVENUES.

   A substantial portion of our revenue comes from the commissions paid by travel suppliers for bookings made through our online travel services. We do not have written commission agreements with many travel suppliers and accordingly, consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rates for bookings made through our Web sites or to pay commissions at all. Currently, some of the Company's travel suppliers do not pay commissions. If a significant number of airlines, hotel chains or other travel suppliers reduce current industry commission rates or eliminate commissions entirely, our revenues would be significantly reduced. We cannot provide assurances that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins, and adversely affect our business, financial condition and results of operations.


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

   Several major airline carriers have formed a joint sales agency known as "Orbitz," which operates as an online travel reservations service and which began operations in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz obtains favorable and in some cases exclusive access to certain airline fares and inventory and enjoys other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. The U.S. Department of Justice and the Attorneys General of twenty-one States and the Territory of Puerto Rico, are currently investigating whether these agreements and arrangements violate antitrust or aviation laws; however, we cannot assure you that these investigations will be resolved on terms satisfactory to the Company. To the extent that Orbitz is able to use its agreements with such carriers, and its other rights and benefits from them, to create a more comprehensive product or service offering than the Company, our sales and revenues could be materially adversely affected.

ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH DISTRIBUTION PARTNERS AND OTHER THIRD PARTY SERVICE PROVIDERS COULD REDUCE OUR REVENUES.

   We rely on Yahoo!, AOL and other distribution partners for a significant amount of our customers. If we are unable to maintain satisfactory relationships with Yahoo! or AOL, or if these companies are unable to maintain their positive market presence and reputation and steer online traffic to our Web sites, our sales and revenue could decline, and our business, financial condition and results of operations could be adversely affected.

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

   We may not be able to achieve sufficient online traffic, travel bookings or commissions to justify our significant financial obligations to Yahoo! and AOL under various agreements. Under these agreements, we expect to pay at least $28 million to Yahoo! over a three year period ending 2002 and at least $200 million to AOL over a five year period ending 2005. In addition, our financial obligations under these agreements may limit our operational flexibility in the future, which could materially affect our business, financial conditions and results of operations.

CONFLICTS OF INTEREST WITH SABRE COULD IMPEDE OUR BUSINESS STRATEGY AND HURT OUR BUSINESS.

   Sabre Holdings Corporation and its affiliates currently own 12.0% of the Company's issued and outstanding Common Stock and 33.0 million shares of the Company's Class A Common Stock, which are convertible into shares of Common Stock. If all of the Class A Common Stock were converted, Sabre Holdings Corporation and its affiliates' ownership of the Company's issued and outstanding Common Stock would increase from 12.0% to approximately 70.2%. There is no limit on the ability of Sabre Holdings Corporation and its affiliates to purchase shares of the Company's Common Stock in the open market.

   As a result of their stock ownership, Sabre Holdings Corporation and its affiliates exercise control over the Company and have the power to influence the election of a majority of the directors of the Company, the appointment of the Company's management and the approval of actions requiring a vote of the Company's stockholders or directors. Currently, five of the Company's directors are either directors or officers of Sabre Holdings Corporation.

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

   Because of our affiliation with Sabre Holdings Corporation and its affiliates, potential strategic partners or vendors may not wish to enter, or may be contractually prohibited from entering into or expanding strategic relationships and distribution agreements with us. If too many potential strategic partners were to decline strategic relationships with us, or if vendors were to limit their dealings with us because of our affiliation with Sabre, our business, operating results and financial condition could be materially adversely effected.

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON THE CONTINUED USE AND GROWTH OF THE INTERNET AND THE EXTENT OF ACCEPTANCE AND PROFITABILITY OF ONLINE COMMERCE.

   Our future revenues and profits depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of products and services over the Internet involve a high level of uncertainty. The rapid growth in the use of the Internet and online services in recent years has slowed considerably in the last year. If the growth of the Internet does not continue or if consumers cease to accept the Internet as a medium of commerce, our business, financial condition and results of operations will be adversely affected.

   Our success will also depend upon the development and maintenance of the Internet's infrastructure to cope with future traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services. Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to adversely affect the level of Internet usage and the processing of transactions on our Web sites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs. Such costs may adversely affect our business, financial condition and results of operations.

GENERAL DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD REDUCE OUR
REVENUES.

   Our business and operations rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. Our sales and revenues would be significantly reduced as a result of a decline in travel by consumers. As discussed above, we expect that the Company, the travel industry and the economy in general will continue to be adversely affected by the repercussions of the September 11 terrorist attacks, any subsequent terrorist-related activity, and hostilities relating to reprisals against terrorist organizations or otherwise. It is not possible to predict either the severity or duration of such effects in the medium or long-term. Other events that tend to reduce travel would reduce our sales and revenues, including:

-  price escalation in the airline industry or other travel-related industries;

-  airline or other travel related strikes;

-  political instability and hostilities;

-  unusual periods of bad weather;

-  fuel price escalation;

-  increased occurrence of travel-related accidents;

-  a reduction in airline capacity;

-  potential further consolidation of the airline industry; and

-  significant economic downturns and recessions.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

   In order to remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our Web sites. If we fail to continually improve our Web sites' speed, personalization and customer service, we could lag behind competitors or our Web sites could become obsolete. As a result, we could lose market share and our revenues would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our services depend on complex search mechanisms to find the best available fares. If our competitors develop technology to help consumers find the best fares more quickly or easily, or at a cheaper cost, or help suppliers increase their sales in ways we cannot match, then we may also lose market share. In order to remain competitive, we may have to incur substantial costs and expenses to respond to the increasingly sophisticated requirements of online consumers and suppliers. Such costs and expenses may have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY CONTINUE TO INCUR NET LOSSES, AS MEASURED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

   The Company has incurred losses, as measured by generally accepted accounting principles and may incur additional losses in the future. We expect our operating expenses to increase significantly as we develop and expand our services, expand our domestic and international operations, fund site and content development and invest in operating infrastructure. We will need to grow our revenues significantly in order to become and stay profitable, as measured by generally accepted accounting principles. If our revenues do not grow as expected to defray the estimated costs and expenses, there could be a material adverse effect on our business, operating results and financial condition.

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

   Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act exempted specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation. However, this legislation expired on October 21, 2001 and has not as of yet been extended. As such, state and local governments could impose taxes on Internet-based sales. These taxes could decrease the demand for our products and services or increase our costs of operations, which would have a material adverse effect on our business, financial condition and results of operations.

   Data collection, protection and privacy issues are a growing concern in the U.S, and many countries around the world in which the Company does business or may do business in the future. Evolving government regulation and enforcement initiatives in these areas could limit or restrict the Company's ability to market its products and services to consumers, increase the Company's costs of operation and lead to a decrease in demand for our products and services, which would have a material adverse effect on our business, financial condition and results of operation.

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

   At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and received additional vested warrants to purchase shares of HRN stock in connection with this extended agreement. As a result of completing four cashless exercises of these warrants during the nine months ended September 30, 2001, the Company received approximately 1.1 million shares of HRN Class A Common Stock. The Company's shares of HRN Class A Common Stock were subject to market risk. However, in May 2001, the Company sold a majority of its HRN common stock, leaving the Company with approximately 34,000 HRN shares with a carrying value of approximately $714,000 at September 30, 2001. Proceeds from the sale of the HRN stock were used to purchase additional marketable securities.

   At September 30, 2001, our investments in marketable securities were $106.3 million, excluding HRN shares. If interest rates were to decline an average of 10% during the remainder of the year compared to the nine months ended September 30, 2001, our total return on these investments would decrease approximately $407,000. This amount was determined by applying the hypothetical interest rate change to the Company's marketable securities balance as of September 30, 2001.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of equity securities during the quarter.

On July 10, 2001, the Company purchased certain intellectual property rights from the partners of the WhereTo Travel Partnership and the Technology Partnership, both partnerships formed under the laws of New South Wales, Australia, in return for cash and a total of 47,805 shares of the Common Stock, $.001 par value, of the Company. The transaction was exempt from registration under Regulation S promulgated pursuant to the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

     On September 20, 2001, the Company filed a current report on Form 8-K to report the issuance of a press release providing updated financial guidance in light of the events of September 11, 2001 and actions related thereto. A copy of the press release was attached as an exhibit thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRAVELOCITY.COM INC.




Date: November 14, 2001         BY:  /s/ Terrell B. Jones
                                    --------------------------
                                    Terrell B. Jones
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)


                                     /s/ Ramesh K. Punwani
                                    --------------------------
                                    Ramesh K. Punwani
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)