Form 10-K
period 2001-12-31
TRAVELOCITY COM INC
filed 2002-03-26
CIK 1104172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 000-30634

                                   -----------

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

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: NONE.

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates as of March 8, 2002 was approximately $267,311,520.63. As of March 8, 2002, 17,186,760 shares of the registrant's common stock and 33,000,000 shares of the registrant's Class A Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Travelocity.com Inc. ("Travelocity"(1) or the "Company" or "us" or "we") is a pioneer and market-leading brand in the online travel industry. Travelocity has a network of supplier arrangements offering travel products for more than 700 airlines, more than 50,000 hotels, more than 50 car rental companies and eight major cruise lines. Based upon gross travel bookings of $3.1 billion in 2001, Travelocity is the sixth-largest travel agency in North America. Travelocity has a database of 32 million members, consisting of persons who have registered voluntarily and free of charge on the Company's websites. Travelocity strives to provide an increasingly powerful and efficient online shopping experience for its customers and maintains customer service centers dedicated to promoting customer satisfaction and loyalty.

         Our websites are accessible through the Internet and online services such as AOL.com. In addition to our main U.S. websites, we operate multiple websites tailored to customers in Canada and, through a joint venture, the United Kingdom and Germany. We are the exclusive provider of travel booking services for various America Online, Inc. ("AOL") services, including AOL, AOL.com, Netscape, CompuServe and DigitalCity in the United States and Canada. We are also an exclusive provider of some of the travel booking services on websites operated by Yahoo!, Inc. in the United States and Canada. In 2001, we and Otto Freizeit und Touristik GmbH, a global leader in direct marketing, consummated plans to launch Travelocity Europe, a new multi-channel travel company, making Travelocity Europe one of the leading European online agencies. We also launched Travelocity.ca en francais for our Canadian customers, providing one of the most comprehensive French and English language online planning and buying choices across air, car, hotel, rail and vacation travels.

         Travelocity was incorporated on September 30, 1999 and is a holding company whose principal assets consist of an approximate 40% interest in Travelocity.com LP, a Delaware limited partnership (the "Partnership"). The assets and liabilities related to the Company's online travel business are held by the Partnership. Sabre Holdings Corporation and its affiliates (collectively, "Sabre") currently own an approximately 70% equity interest in the Partnership, which is comprised of Sabre's approximately 60% direct equity interest in the Partnership and approximately 10% indirect equity interest in the Partnership, represented by Sabre's equity interest in Travelocity.

         Although Travelocity does not have a majority equity interest in the Partnership, Travelocity (through its board of directors, which is controlled by Sabre) has the right to appoint a majority of the directors of the Partnership's board of directors. Accordingly, Travelocity is deemed to control the Partnership and consolidates the financial position and results of operations of the Partnership into Travelocity's financial statements.

RECENT DEVELOPMENTS

         On March 5, 2002, Sabre Holdings Corporation, through an indirect wholly-owned subsidiary, commenced an unsolicited tender offer to purchase all of the outstanding shares of common stock of Travelocity at a purchase price of $23 per share in cash. Having received prior notice of Sabre's intent to commence this tender offer, Travelocity's board of directors met on March 4, 2002 and determined that, if an offer was commenced at $23 per share, such an offer would be inadequate. After a series of discussions between a special committee of independent, outside directors of Travelocity created to review, consider and evaluate Sabre's tender offer and Sabre and its representatives, Sabre announced on March 18, 2002 that it was increasing its tender offer price to $28 per share. The special committee and the board of directors of Travelocity, with two directors voting for, six directors abstaining and one director voting against, have now concluded that the revised Sabre tender offer is adequate. On March 18, 2002, we announced that the special committee and the board recommend that stockholders carefully evaluate the fairness and terms of the offer. We also announced that it is the recommendation of the board of directors (with two directors voting for, six directors abstaining and one director voting against) and the special committee that stockholders accept the revised offer and tender their shares to Sabre in the revised offer. The factors considered by the board and the special committee in making this recommendation are described in Travelocity's

----------------------------------
(1) Travelocity is a registered trademark of Travelocity.com LP. All other names are trade names, and/or service marks of their respective company.

Solicitation/Recommendation Statement on Schedule 14D-9, which was filed with the Securities and Exchange Commission ("SEC") and mailed to stockholders. Stockholders are advised to read Travelocity's Solicitation/Recommendation Statement because it contains important information.

         On March 25, 2002, the Company entered into a definitive agreement to form Japan's first one-stop online travel site, Tabini. Among the travel suppliers that are part of Tabini are Japan Airlines, All Nippon Airways, Japan Air Systems, United Airlines and a consortium of 13 other major international airlines. Powered by our technology, Tabini will offer comprehesive online travel services, including booking on virtually all international airlines serving Japan, along with more than 55,000 hotels and more than 50 car rental companies in Japan and internationally.

         To further the Company's strategic objective of increasing its merchant model sales, the Company is currently engaged in discussions with third parties concerning the acquisition of certain businesses in the travel industry that have merchant capability. On March 26, 2002, the Company announced that it had entered into a definitive merger agreement with Site59.com, Inc. ("Site59"), a privately held online travel vendor with merchant hotel and vacation package capability. The Company expects that, pursuant to this agreement, Site59 will become a subsidiary of the Company prior to April 1, 2002. In January 2002, Sabre offered to provide cash funding for this acquisition in exchange for shares of the Company's common stock. Prior to the Company and Sabre reaching an agreement with respect to such arrangement, Sabre announced its intent to commence the tender offer discussed above. Sabre then offered in mid-February 2002 to provide a loan, directly or through one of its subsidiaries, to the Company in an aggregate amount of up to approximately $43 million to help the Company fund the purchase price for such proposed transaction. The loan, which is not contingent on the success or completion of the tender offer, will bear interest at a rate equal to six-month LIBOR plus 150 basis points, and will be due and payable 180 days following the date of the loan.

         Our principal corporate offices are located at 15100 Trinity Boulevard, Fort Worth, Texas 76155. Our telephone number is (817) 785-8000.

INDUSTRY BACKGROUND

THE TRAVEL MARKET

         Travel and tourism is the nation's largest services export industry, and the third largest retail sales industry, according to Travel Industry Association. According to Credit Suisse First Boston Corporation ("CSFB") Equity Research, travelers in the United States spent approximately $200 billion on travel in 2001. The travel market outside of the United States represented another $250 to $300 billion in 2001.

         Travel agencies typically book travel reservations through electronic global distribution systems, such as the Sabre system and the Galileo system. Global distribution systems provide real-time access to voluminous data on fares, availability and other travel information. The global distribution system typically stores over 59 million published fares that are updated six times daily. As a result, the ability of customers to obtain the most favorable schedules and fares has historically been subject to the skill and experience of individual travel agents, and to the access those agents enjoy to the schedules and fares of travel providers.

THE ONLINE TRAVEL OPPORTUNITY

         Travel remains the largest and fastest growing sector of online purchasing activity. According to CSFB, despite the recent drop in the overall sale of travel services and products in the United States after the September 11, 2001 terrorist attacks, online travel sales grew by more than 40% in 2001. Nonetheless, online travel sales account for only 11% of the total U.S. travel market, representing a substantial growth opportunity for online travel agents such as the Company.

         Industry experts predict that online travel will continue to grow through "channel shift" as more and more consumers move online to shop for and book their travel arrangements. Additional growth may occur as travel suppliers continue to focus on this more efficient, less costly means of distributing travel products. According to Jupiter Communications, 194 million people in the United States, or 68% of the population, will be using the Internet by 2005. Further, CSFB predicts that online travel purchases will represent approximately 23% of the total domestic travel market (or approximately $56 billion) by 2005. A number of major airlines have recently announced the elimination of base commissions for travel agents other than those such as Travelocity that have negotiated agreements with the airlines. Such action (particularly if replicated by other air carriers) may accelerate the shift of sales from traditional travel agents to online travel agents.

THE IMPACT OF EVENTS OF SEPTEMBER 11, 2001

         The tragic events of September 11, 2001 had a tremendous negative impact on the travel industry. Immediately after September 11, travel suppliers reported that travel bookings had dropped 30% from previously reported levels. A gradual resurgence in consumer confidence had increased travel bookings by the end of 2001, and PhoCus Wright Inc. predicts a full rebound by mid-2002. However, there is no assurance that any rebound will occur or as to the extent of such rebound.

THE TRAVELOCITY BUSINESS PLAN

         Our business plan is focused on addressing the market opportunities presented by changes in the travel industry. We believe that we can accomplish this by continuing to satisfy customers' need for a convenient, comprehensive and personalized source of travel products, services and information. We believe that the effective implementation of our business plan has resulted in our position as a leading online travel agency. We intend to continue using our competitive strengths to execute our business model and maintain a leadership position in the industry.

         MARKET LEADER. We were a pioneer in the online travel market when our main website was launched in March 1996. In 2001, our total gross travel bookings were approximately $3.1 billion. Our brand is widely recognized and we have a market reach with a 32 million member database. We also have a conversion rate of 5.8%, based on the average new monthly bookers in the fourth quarter of 2001 divided by the average monthly visitors.

         ROBUST MEMBER DATABASE. We believe that one of the reasons our conversion rate is the highest in the online travel industry is our 32 million member database, which enables us to directly market our products and services at a low delivery cost and to convert visitors to bookers. Through our database, we have information on our members' demographics, shopping habits, travel and purchase preferences. We maintain a strict customer privacy policy in which we have never sold or rented personally identifiable customer information to third parties. With our database, we can target customers through e-mails about private sales, special fares and other promotions. We also target customers through our INSIDER newsletter, with a circulation of approximately nine million customers bi-weekly, and the REAL DEALS newsletter, with a circulation of approximately nine million customers monthly. We can also provide our customers demand targeted e-mails, confirmation e-mails, ticketing e-mails, bon voyage e-mails, and e-mails during their trip. We can also be accessed on wireless devices such as cellular phones and hand-held devices. We believe that this accessibility and repetitive contact helps build a relationship with the customer and provides an opportunity to advertise and sell additional products and services to our customers.

         KEY ALLIANCES. We plan to promote our travel products and services as well as increase our brand awareness by entering into strategic relationships with some of our travel suppliers and online service providers. We intend to continue to evaluate strategic opportunities as they arise. Travelocity has entered into exclusive agreements with Yahoo! and AOL. For 2001, approximately 64% of our transaction revenue is derived directly from our main website, with approximately 36% from other distribution alliances. We have also entered into agreements with several of our travel suppliers, including major airlines. These agreements are described under "Strategic Relationships" below.

         TECHNICAL RESOURCES. Travelocity and its online travel competitors are continually striving to deploy new technologies designed to make online travel more convenient, efficient and cost-effective for consumers and travel suppliers. Sabre is our principal external technology vendor. Our booking capability is powered by Sabre's technology platform. In addition, Travelocity has an internal staff of skilled software developers. This is augmented with a software development relationship with Sabre that provides access to Sabre's staff to develop additional innovative functions and features in the Sabre system. We were the first in the online travel industry to provide features such as ski maps, hotel mapping and dream maps.

         We have implemented a fare search technology that is intended to help customers find even lower fares while shopping for and buying travel services online. This new technology provides more functionality by increasing the range and scope of fare searches and by searching for combinations of "local" fares that beat traditional nonstop or connecting fares published between the traveler's requested cities. Historically, fare searches were limited in their breadth and depth, and in the types of searches that could be done. Travelocity's flight search technology was designed to find opportunities for travelers to save money using a broader range of fares and by combining fares between local city pairs. The fare search system checks millions of possible combinations to help ensure that the best options are displayed for the customer. The new technology uses an innovative algorithm that was designed to check schedules and seat availability interactively for the least expensive options that meet the travelers' needs first. The efficiency of this method makes it possible for real-time searches. In addition, using our own UNIX(R)-based relational database of fares, schedules and availability, the customer can view a calendar over a three-month period. The calendar reveals the dates for the availability of a seat for the fare and shows the dates when the fare is not offered or is sold out.

         SUPERIOR CUSTOMER SERVICE. Providing superior customer service is a key element for maintaining customer loyalty. Travelocity has three internal customer service centers in San Antonio, Texas, Clintwood, Virginia and Plains, Pennsylvania. We currently employ approximately 1,100 customer service agents. Our agents are available 24 hours a day, seven days a week, 365 days a year to provide assistance to customers. This allows customers to talk with a telephone agent during the purchase process or ask questions regarding a reservation. Each Travelocity agent can access customer information, which can be used to deliver personal attention to each customer. Our agents can also direct customers to other services they may need in the process of planning their trip.

         DIVERSIFIED REVENUE MIX. Travelocity offers one-stop travel shopping and reservation services, and provides reliable, real-time access to schedule, pricing and availability information for most airline seats offered on approximately 700 airlines, 50,000 hotels, 50 car rental companies and eight major cruise lines. In addition, we have travel content that includes Frommers, MapQuest, Meteorlogix, Lonely Planet and World Travel Guide, plus an online video library featuring numerous vacation locations. In 2001, our revenue mix consisted of approximately 48.8% in air transactions, 19.5% in non-air transactions such as hotel, car, vacation packages and cruises, 20.8% in advertising and 10.9% in other revenues. Other revenues consist primarily of service charges for the handling and express delivery of paper tickets and revenue related to certain warrants received from Hotel Reservations Network, Inc. ("HRN") in connection with the Company's affiliation agreement with HRN. Other revenues also include fees related to the ancillary services of the Travelocity World MasterCard membership, travel club membership, merchandise sales, concierge services, international joint venture development fees and service fees.

         STRONG ADVERTISING SALES. Travelocity provides travel suppliers with targeted merchandising and advertising strategies designed to increase revenues. Without revealing individual customers' identities or jeopardizing their confidentiality, our customer database allows travel suppliers to implement targeted promotions through Travelocity. Travel suppliers may take advantage of context-sensitive advertising to help to maximize the value of their promotional message. Travel suppliers may contribute content such as photos that enrich the customer experience, while also making their product more visually compelling. According to Media Metrix, Travelocity reached over 11.5 million unique visitors in January 2002 and, combined with point of sale advertising, should produce effective results for advertisers while providing more choices for customers. This strategy contributed to an increase in advertising revenues of $15.5 million, or 33%, from 2000 to 2001.

         BROAD MOBILE COMMERCE ALLIANCES. Travelocity's websites are now available to approximately 50% of the U.S. wireless market. With over ten unique wireless travel tools, Travelocity has arrangements with Sprint PCS, AT&T Wireless Services, Nextel Communications and Palm. Together, these services have over 50 million subscribers. According to analysts, the Web-enabled mobile device industry is expected to account for 20% of e-commerce transactions by 2004. Travelocity intends to continue to strengthen its strategic partnerships and provide leading-edge technology. Travelocity's mobile partners currently carry our entire array of travel features, including wireless hotel booking, car booking and flight booking.

         GLOBAL REACH. We have tailored our websites to accommodate differences in culture, travel purchase behavior and supplier inventory preferences of particular countries. We intend to continue to operate a localized websites in Canada (www.travelocity.ca), and we have arrangements with two of Canada's Internet brands, AOL Canada and Yahoo! Canada, to provide members more choices and depth of services for planning and buying travel online. We also provide a full range of travel products and services through our local customer service partners. Additionally, through the AGENCY LOCATOR feature, customers worldwide can make reservations on our websites and pick up their tickets at participating Sabre travel agencies. Through these services, we have made air, car or hotel sales in more than 90 countries.

         In order to diversify our revenue and also spread our risk by sharing investments with partners, Travelocity has announced its participation in the Travelocity Europe and Tabini joint ventures and anticipates participation in another online travel joint venture. Tabini provides for an online travel exchange in Japan, which will include Japan Airlines, All Nippon Airways, Japan Air System, United Airlines and 13 other major international airlines. Powered by our technology, Tabini will offer comprehensive online travel services, including booking on virtually all international airlines serving Japan, along with more than 55,000 hotels and more than 50 car rental companies in Japan and internationally. The Company intends to participate with Cathay Pacific Airways, China Airlines, Dragon Air, Eva Air, Garuda Indonesia, Malaysia Airlines, Qantas Airways, Philippine Airlines, Royal Brunei Airlines, Silk Air and Singapore Airlines to create Zuji, an Asian-Pacific travel exchange. Zuji intends to provide the consumer access to a full spectrum of travel services, including air, hotel, car and land tours. Under the joint agreement with Zuji, the Company will be the primary technology provider for Zuji. Both Tabini and Zuji plan to start their business-to-consumer websites in 2002.

The joint ventures also plan to cater to market-specific needs, a key feature for any e-commerce business in the region given the diversity of cultures and languages.

         In 2001, Travelocity and Otto Freizeit und Touristik GmbH formed a joint venture called Travelocity Europe, which sells travel products and services in the growing European online and offline market. The venture will be operated as an independent online travel company, and it will provide European consumers with a broad range of online travel products and services, including air, car, hotel and vacation packages. We contributed our European businesses, Travelocity.co.uk (United Kingdom) and Travelocity.de (Germany), to the joint venture and Otto Freizeit und Touristik GmbH contributed the German travel company, Travel Overland. Travel Overland is a leading European consolidator and a leading German online travel company. The joint venture will also conduct joint marketing efforts with Otto Freizeit und Touristik GmbH. The joint venture is expected to give Travelocity a leading position in the German market and should further strengthens Travelocity's position in the United Kingdom. Travelocity Europe intends to expand its business into other areas of Europe.

         All three of these joint ventures underscore our international strategy to participate in the explosive growth in online travel by working with leading partners in many regions of the world. We believe that by combining our online travel expertise and technology with our partners' strong brands, quality product and understanding of local consumer we should be able to expand our business in the foreign online market.

GROWTH STRATEGIES

         Our growth strategies consist of leveraging our strengths as a travel marketing and transaction company to become a global leader in the sale of travel services. We aim to make the travel shopping experience better than it is in the physical world. We believe that more people are shopping online for travel because of the convenience, expertise and customized service. We intend to benefit from that growth trend by providing better products, better service and better features to enhance the customer experience.

         BROADER PRODUCT OFFERINGS. In an effort to broaden its product offerings, Travelocity continually engages in discussions and negotiations with travel suppliers in all of its product areas, including airlines, car rental companies, hoteliers, hospitality companies and cruises lines, regarding expanding or improving Travelocity's technology and product offerings with such suppliers. Negotiations with suppliers cover a broad range of issues, including new arrangements for the market and sale of suppliers' products. These negotiations cover such matters as revenues or service fees, marketing payments, access to wholesale and Web-only inventory, joint marketing opportunities, and efforts to lower supplier distribution costs. In recent months, Travelocity has received an increasing number of requests from travel suppliers interested in reducing the commissions they pay and in lowering their distribution costs, including booking fees charged by Sabre to suppliers.

         A number of potential alternatives have been discussed by Travelocity and travel suppliers in an effort to reduce suppliers' distribution costs. These include, for example, restructuring the traditional economic relationships and payment flows among Travelocity, Sabre and travel suppliers. One method by which distribution costs, and particularly booking fees, may potentially be decreased is the establishment of models that result in direct bookings between a Travelocity site and the travel supplier's internal reservation system (or the economic equivalent thereof). Travelocity now has entered into contractual relationships relating to establishment of direct connections (or the economic equivalent thereof) with several major air carriers. Such connections would result in travel reservations being made directly between Travelocity and the supplier's system and therefore outside the Sabre computer reservation system, which affects certain agreements in place between Sabre and Travelocity. See "Item 13. Certain Relationships and Related Transactions - Intercompany Agreements - Access Agreement" and "- Marketing and Fares Agreement" in Part III below. Establishing direct connections with major air carriers may involve risks, including additional expense and/or capital expenditures on the part of Travelocity and a reduction in the fees payable by Sabre under the Marketing and Fares Agreement (as defined in Part III below).

THE TRAVELOCITY BUSINESS PLAN

         INCREASED EMPHASIS ON HIGHER-MARGIN PRODUCTS. Travelocity continues to focus on increasing sales of higher-margin travel products, such as merchant model air, hotel and vacation offerings. Travelocity continues to expand its product portfolio to include more inventory from major carriers, hotels and other travel suppliers. Travelocity has also expanded its agreement with HRN, which allows Travelocity to sell higher-margin hotel rooms (without incurring operating expenses) and during 2001 generated approximately $2.0 million to $3.0 million of additional revenue per quarter through HRN warrants. Further, Travelocity has recently launched its own high-margin branded vacation product, Travelocity Vacations. In order to increase its sales of higher margin products, Travelocity's business plan calls for it to increase merchant model sales pursuant to which Travelocity serves as the merchant of record in the transaction rather than as a sales agent. In the merchant business, suppliers make inventory, such as airline seats, hotel rooms, car rentals, cruises, and vacation packages, available to Travelocity at wholesale or "net" rates. The merchant of record then sets the retail price that the customer pays and processes the transaction. The merchant business generally delivers higher revenue per transaction than comparable sales under the agency model, in which Travelocity acts as an agent in the transaction, passing a customer's reservation to the travel supplier and receiving a commission from the supplier for its services. Travelocity currently serves as the merchant of record for certain sales of airline tickets and components of vacation packages. Travelocity is expanding its merchant capabilities and inventory and is engaged in a number of discussions with third parties that could result in the acquisition by Travelocity of merchant businesses from such parties. Because of its ownership and control of Travelocity, Sabre is aware of Travelocity's merchant strategy and its discussions with third parties. See "Risk Factors--Conflicts of interest with Sabre may impede our business strategy and hurt our business".

         NEW TOOLS AND PRODUCT. Travelocity and its online travel competitors continually are striving to deploy new technologies designed to make online travel shopping more convenient, efficient and cost-effective for consumers and travel suppliers. Sabre is Travelocity's principal external technology vendor. Certain of Travelocity's competitors recently have introduced advanced technology based on certain "off-host" processing and searching functionality. Travelocity, independently of and through its technology agreements with Sabre, is endeavoring to meet or exceed these technological advancements. See "Item 13. Certain Relationships and Related Transactions - Intercompany Agreements" in Part III below. We plan to introduce products and tools that will better enable our customers to shop and buy travel products. For example, we introduced the Intelli-Deck(TM) technology for purchases of cruise vacations, which enables travelers to view deck plans and compare cruise ships via interactive tours. The new technology also provides views of port destinations, cruise advice and recommendations, and real-time selections. Travelocity intends to use its significant travel industry expertise, combined with our six years of experience in selling travel online, to continually work to bring the customer a unique travel shopping experience.

         CUSTOMER RELATIONSHIP MANAGEMENT INITIATIVES AND CROSS SELLING. With approximately 32 million members, we have a valuable database that allows us to market products to these members. Each person who registers as a member on our websites has a profile in our customer database, including such information as frequent travel programs and seating preferences, ticket delivery address and other related information. We can provide e-mails that are specifically targeted to a certain segment of our members. In addition, we send our members "Real Deals," biweekly e-mails on special promotions, and the Insider, Travelocity's monthly newsletter. We are also able to contact the customer via various e-mails sent not only during the purchase process, including demand targeted, confirmation, ticketing and bon voyage, but after the customer's trip. These messages contain product and service offerings to cross-sell and up-sell to our customers.

         INTERNATIONAL MARKETS/PARTNERSHIPS. We believe that we will increase our global awareness through Travelocity Europe, which we expect to be one of the top European online travel agencies, as well as launching our two joint ventures in Japan and the Asia Pacific region. We intend to draw upon our experience with our existing websites to tailor our international websites to the specific characteristics of each local market. We intend to expand our international presence after carefully evaluating the market for travel products and services and the popularity of online commerce in particular countries.

         CONTROL COST OF REVENUES AND REDUCE UNIT OPERATING COSTS. We plan to continue to control the cost of revenues and reduce operating costs as a percent of revenue through technology and productivity management, economies of scale and financial controls. We also plan to increase the efficiency and effectiveness of our websites through enhancement of the underlying infrastructure and investment in improved technology to anticipate increased transaction volume. In our customer service centers, we implemented an Interactive Voice Response ("IVR") system that substantially decreases the amount of customer service agent's time on the telephone. In lieu of using a customer service agent to provide certain information, we use the IVR system to confirm customer reservations and information relating to the reservation, provide flight information, process customers' refund requests, cross-reference customers' trip information with the corresponding airline refund rules and send e-mails confirming the refund.

STRATEGIC RELATIONSHIPS

         We intend to continue to pursue strategic relationships to increase our access to online customers, to build brand recognition and to expand our online presence. We have alliances with strategic partners that are among the strongest and most recognized brands associated with the Internet including:

AMERICA ONLINE

         We are the exclusive travel booking system for AOL for a five-year period ending in 2005, on the United States versions of AOL, AOL.com, CompuServe, Netscape and Digital City. We are the primary provider of travel information and other related services through co-branded sites on these AOL services. We expect that the AOL relationship will provide Travelocity with positive cash flow over the term of the agreement.

         Key terms of the agreement include:

         o subject to AOL meeting specified revenue targets, a percentage of which are shared with us, we are obligated to pay AOL a total of $200 million, approximately $120 million of which remains to be paid at December 31, 2001, over the five-year term of the agreement, as well as a percentage of certain revenues received by us from bookings made on the co-branded sites;

         o AOL is obligated to pay us a percentage of cash advertising revenue collected by AOL from advertising on Web pages throughout the AOL properties on which our travel booking system or our other travel-related information is located, or sold by AOL to a specified group of travel providers and providers of specified ancillary travel services;

         o AOL is obligated to place promotions for travel services throughout its AOL properties that will permit AOL users to link to the co-branded sites;

         o we must include references to "Travel" as an AOL keyword in most of our advertising; and

         o AOL is obligated to meet cumulative advertising revenue and payment targets by the end of the second, third and fourth years of the agreement.

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

         At the end of the agreement's term, AOL may, annually for each of the next four years, extend the agreement for an additional one-year term. The agreement during the renewal period would contain the alternate terms and conditions described above. In addition, AOL may terminate the agreement at any time if we are acquired by an Internet service provider or other specified types of AOL competitors.

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

YAHOO!

         We are the exclusive provider of air, car and hotel booking services through a co-branded interface on the Yahoo! websites, pursuant to an agreement that expires at the end of 2002. Yahoo! is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to more than 219 million users each month worldwide, and WWW.YAHOO.COM is the leading navigational guide to the Web in terms of traffic, advertising and household and business user reach.

         We provide a database containing schedule, availability and price information that allows users of the Yahoo! websites to book and pay for air, car and hotel services through a co-branded interface integrated into the Yahoo! Travel websites. Currently, users can link to the Yahoo! Travel websites from the Yahoo! home page, and to the co-branded interface from the "Air," "Car" and "Hotel" images in the "Make Reservations" section of the Yahoo! Travel home page.

         Travelocity is currently in discussions with Yahoo! to extend the agreement. There can be no assurance that the agreement will be extended or, if extended, as to the terms of the extended agreement. The failure to extend this agreement on terms attractive to Travelocity could result in a material adverse effect in Travelocity's business, financial condition and results of operations. See "Risk Factors--Adverse changes or interruptions in our relationships with distribution partners and other third party service providers could reduce our revenues."

AIRLINES

         A number of major airlines have recently announced the elimination of base commissions for travel agents other than those such as the Company that have negotiated agreements with the airlines. The Company has entered broad marketing agreements with major domestic and international carriers including Continental, Delta, Northwest, America West, JetBlue, British Airways and Lufthansa. These agreements, which are designed to increase our margins and revenues through the sale of certain inventory and discount fares, provide for joint promotions, advertising and e-mail marketing campaigns.

WALT DISNEY

         The Company has also entered into an agreement with Disneyworld pursuant to which the Company agreed to work with Disneyworld to directly access theme park tickets and onsite hotel room inventory, which the Company will use to package Disneyworld products under the TRAVELOCITY VACATIONS brand. The Company intends to offer land-only and air-inclusive vacation packages for all 20 on-site Disneyworld Resort Hotels and to include admission to Disney's theme parks in Orlando in 2002. We also intend to include Disneyland vacation packages in the Travelocity Vacations' California product line in 2002. Disney vacation packages are expected to be available for booking either online or over the phone.

HRN

         We also have an affiliation arrangement with HRN to provide our customers with discounted rates at over 4,500 hotels worldwide. Through this arrangement with HRN, the Company receives the benefit of HRN's merchant model hotel business without incurring acquisition-related expenses or ongoing operational expenses, such as sales and service.

TECHNOLOGY

         We expect that the Travelocity travel planning and reservation system will continue to be a strong platform for industry innovation. We are continually upgrading our systems to meet the expanding needs of the online travel consumer. Travelocity's websites are based on a carefully chosen combination of commercial and proprietary tools.

         We believe that our multi-tiered system gives us the scalability and reliability to expand to meet our current and future growth. Netscape Enterprise Server, which is our Web server, Vignette Story Server, which we use for our destinations content, and Tool Command Language, which is our primary user interface programming language, handle the demands of serving Web pages. Our proprietary application server executes business rules and directs messages among our content sources. A third level of software accesses destinations, profile and reservations content sources. The Sabre system is our primary source of reservations content.

         The Company's systems are hosted and maintained at a secure computer center operated by Electronic Data Systems Corp. ("EDS") effective as of July 2001. EDS and the Company have significant experience in developing, operating and maintaining reliable, high volume online transaction processing systems.

         Research and development costs incurred were approximately $670,000, $650,000 and $300,000 for 2001, 2000 and 1999, respectively.

CONSUMER MARKETING

         We measure our success by our ability to attract visitors to our websites, convert those visitors into first-time buyers and convert first buyers into repeat buyers.

         Our strategy to convert visitors into buyers uses a combination of incentives, including seasonal and purchase-related promotions that take advantage of our customer database and websites. As part of this effort, we plan to negotiate special rates and benefits to obtain access to a superior travel inventory for our customers. We believe that our increasing scale will allow us to negotiate on more favorable terms. Through our research with visitors and infrequent purchasers, we are developing new programs and features (including personalization and loyalty incentives) that should encourage purchases and repeat.

         Travelocity also employs a variety of online and traditional media programs and promotional activities such as:

         o ADVERTISING. As part of our strategic alliances, we invest in both online and traditional advertising to drive traffic to our websites. To generate traffic to Travelocity's websites in a cost efficient manner, we purchase targeted keywords and textlinks in high volume. Travelocity also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings.

         o PUBLIC RELATIONS. The core of our public relations effort is media relations, industry analyst relations and speaking engagements. We maintain relations with journalists and industry analysts to help secure unbiased, third-party endorsements for Travelocity. We pursue coverage by online publications, search engines and directories. In addition to media and analyst relations, our employees actively participate in industry events and conferences.

         o CO-MARKETING, PROMOTIONS AND LOYALTY PROGRAMS. We intend to continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer travel-related prizes. These programs typically involve participation with airlines, hotels, car rental agencies, cruise providers and online service providers. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to Travelocity's customer base. These incentives are designed to increase customer loyalty and awareness of our travel services and of the Travelocity brand. For example, we plan to continue to provide customers with bonus frequent flyer miles and special companion fares during targeted promotional periods, and enter into customer referral agreements with strategic partners.

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

SALES AND SUPPLIER RELATIONS

         We plan to continue building long-term relationships with travel suppliers. We have contractual relationships with travel suppliers in the air, car, hotel and other sectors which allow us to generate additional revenue through up front payments or through payments made on satisfying market share goals. In some cases, Travelocity's websites are required to prominently display a supplier's brand or marketing message. The terms of these agreements typically vary in length from one to three years.

COMPETITION

         The online travel services market is new, rapidly evolving and intensely competitive. Travelocity competes with a variety of companies, including its suppliers, with respect to each product or service that it offers, including:

         o online travel agents such as Expedia, a majority-owned subsidiary of USA Networks;

         o consolidators and wholesalers of airline tickets and other travel products and services, including shopping clubs and online consolidators such as Cendant Corporation, USA Networks and priceline.com Incorporated;

         o individual airlines, hotels, rental car companies, cruise operators and other travel service providers, some of which are suppliers to our websites and many of whom offer travel products and services directly through their own websites, or, increasingly, in combination with other suppliers;

         o alliances and joint sales agencies formed by travel suppliers, such as Orbitz, Hotwire and Hotel Distribution Systems, which may obtain favorable or exclusive access to certain inventory of those suppliers; and

         o local, regional, national and international traditional travel agencies.

         Internationally, Travelocity competes with a different set of participants in each national market, ranging from traditional travel agents, to market-specific websites and global competitors, such as Expedia, which have expanded beyond the U.S. market. In Europe, local online competitors include e-bookers and lastminute.com.

         Various major airlines have recently launched or announced their intention to launch Internet websites in the United States, Europe and Asia to provide booking services for airline travel, hotel accommodations and other travel services offered by multiple vendors. Several hotels have announced plans for similar multi-vendor websites. Certain owners of these sites do (or appear to have the intention to) make certain discounted fares and prices available exclusively on their proprietary or multi-vendor websites. To that end, Orbitz has included "most favored distributor" and exclusivity provisions in its airline participation contracts. Orbitz is currently being investigated by the U.S. Department of Transportation (the "DOT") and the U.S. Department of Justice (the "DOJ"). The DOT is also conducting a rulemaking proceeding in which one of the central issues is whether Orbitz should be subject to the same sorts of regulations as have long applied to airline-owned or airline-marketed computer reservations systems used by travel agencies.

         The Attorneys General of 20 U.S. states and the Commonwealth of Puerto Rico have filed comments with both the DOT and the DOJ expressing their serious concerns about the impact that Orbitz might have on competition. The Senate Antitrust Subcommittee has written to the DOJ and the Federal Trade Commission calling for an investigation of Orbitz. In those proceedings, a number of parties--including the Association of Retail Travel Agents, the American Society of Travel Agents, Southwest Airlines, the Consumer Federation and Sabre--have either sought to have conditions imposed on the manner in which Orbitz may operate or to have it prohibited outright. Congress has recently passed legislation requiring the DOT to report on the competitive impact of Orbitz and whether it is being used to distort competition. Sabre has sought the imposition of conditions designed to safeguard fair competition in this sphere. We are unable to say when those proceedings might conclude or what the final outcome may be.

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

         The sale and distribution of online travel services are currently subject to regulations in Canada (Canadian Computer Reservations Systems Regulations) and the European Commission (EC CRS Code of Conduct). The DOT is currently considering whether to extend existing regulations to online travel services. The U.S. regulations currently apply to global distribution systems that are owned by, marketed by or affiliated with airlines and that are marketed to travel agencies. We expect the DOT to issue guidance on these regulations. If the U.S. regulations are extended to online travel services, and the current Canadian and EC regulations are modified, such regulations could affect how we obtain, market, display and distribute our airline inventory, and, depending on the particular regulations adopted, increase our costs of doing business, decrease our opportunity to obtain airline inventory from airline carriers, and reduce our sales and revenues.

         Data collection, protection, security and privacy issues are a growing concern in the U.S., and in many countries around the world. Government regulation is evolving in these areas and could limit or restrict the Company's ability to market its products and services to consumers, increase the Company's costs of operation and lead to a decrease in demand for our products and services. Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern Internet commerce, and will likely consider additional proposals in the future. We do not know how courts will interpret laws governing Internet commerce or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

         Federal legislation imposing limits on the ability of states to tax Internet-based sales was enacted in 1998 and will exempt some sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible that this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         Travelocity's intellectual property consists of trademarks, patents, copyrights, and other technology and trade secrets. Our primary trademarks are "Travelocity" and our "Skyline" logo, which are registered with appropriate regulatory agencies in the United States and several foreign jurisdictions. Travelocity also has numerous technologies that have been patented or have pending patent applications in both the United States and abroad. Our intellectual property are significant assets of the Company. We rely upon domestic and international intellectual property laws, as well as confidentiality and contractual agreements, to protect our proprietary rights. However, there can be no assurance that the measures taken by Travelocity will prevent unauthorized use of our intellectual property. See "Risk Factors."

         In addition to technology that we develop internally, we license software or other technology from third parties. We are also a party to a pooling agreement with Sabre that allows both parties to use and sublicense certain pooled intellectual property of the two companies on a royalty-free basis. Neither party may sublicense the intellectual property to direct competitors of the other party. Because this agreement permits more than one entity to use these intellectual property rights, it may increase the chance that our intellectual property could be misappropriated by a third party. See "Risk Factors." We also grant licenses to some of our intellectual property, such as trademarks, patents or websites technology, to our vendors and strategic partners.

OUR RELATIONSHIP WITH SABRE

         Sabre owns all of the outstanding shares of Class A Common Stock of Travelocity (comprising 33,000,000 shares), 30,000,000 partnership units of the Partnership and 2,033,970 shares of common stock. Assuming conversion of the Class A Common Stock and the exchange of Sabre's partnership units into common stock, Sabre would own an additional 33,000,000 shares of common stock which, when combined with the 2,033,970 shares of common stock already owned by Sabre, would represent approximately 70% of the outstanding shares of Travelocity's common stock (excluding options that are currently exercisable for common stock). The 33,000,000 shares of Class A Common Stock of Travelocity and the shares of common stock generally vote together as a single class. Because each share of Class A Common Stock and each share of common stock is entitled to one vote, Sabre holds approximately 70% of the voting power of Travelocity.

         As a result of its share ownership, Sabre exercises control over Travelocity and has the power to influence the election of a majority of the directors of Travelocity, the appointment of Travelocity's management and the approval of actions requiring a vote of Travelocity's stockholders. Currently, five directors of Travelocity are also either directors or officers of Sabre, constituting a majority of the board of directors of Travelocity.

         Accordingly, Sabre has the power to influence Travelocity's business strategy, including decisions relating to the pursuit of transactions, commercial opportunities and agreements with major suppliers and other strategic partners. Under intercompany agreements among Sabre, Travelocity and the Partnership, Sabre provides to Travelocity, among other things, marketing, management, technology and intellectual property, accounting and other services. See "Item 13. Certain Relationships and Related Transactions" in Part III of this Report.

         Travelocity is a holding company whose principal assets consist of an approximate 40% partnership interest in the Partnership, which is a Delaware limited partnership formed on September 30, 1999. The Partnership owns the combined online travel business formerly conducted by the Travelocity business unit and Preview Travel. Sabre and its subsidiaries own the remaining partnership interest in the Partnership. The Partnership is governed by a nine member board of directors, which currently is comprised of the nine members of Travelocity's board. Sabre has the right to elect four directors of the Partnership, and Travelocity (through its board of directors, which is controlled by Sabre) has the right to elect the remaining five directors.

         Sabre has recently commenced a tender offer to purchase all of Travelocity's outstanding shares of common stock. See "Recent Developments" above.

         For further information regarding our relationship with Sabre, see "Risk Factors--Conflicts of interest with Sabre may impede our business strategy and hurt our business."

EMPLOYEES

         As of December 31, 2001, we had approximately 1,554 employees. None of our employees are represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel and management in this industry is extremely competitive. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel and maintain good working relations with its employees.

ITEM 2.  PROPERTIES

         We are headquartered in Fort Worth, Texas in approximately 53,300 square feet of space in a building leased from a third party. Our principal administrative, technology and sales and marketing facilities are located at our headquarters. Our customer service, fulfillment operations, and administrative, marketing, computer and communications personnel are located in the following leased office spaces:

         o    approximately 31,000 square feet in San Antonio, Texas

         o    approximately 42,000 square feet in San Francisco, California

         o    approximately 27,000 square feet in Plains, Pennsylvania

         o    approximately 18,000 square feet in Clintwood, Virginia

         o    approximately 18,000 square feet in Rancho Cordova, California

All such office spaces are leased from third parties.

ITEM 3.  LEGAL PROCEEDINGS

         Since February 19, 2002, the date that Travelocity announced that Sabre had stated its intention to make an unsolicited offer to purchase the shares of Travelocity's common stock that Sabre and its affiliates do not already own for $23 per share, payable in cash, eleven purported stockholder class action lawsuits have been filed against Travelocity and its directors on behalf of Travelocity's stockholders other than Sabre and its affiliates. The following nine lawsuits are pending in the Delaware Court of Chancery in New Castle County and also name Sabre as a defendant: "JOAN FERRARI
V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19419-NC; "ESTHER SUMMER V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19421-NC; "MAX REYNOLDS V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19423-NC; "ROBERT ROVNER V. JEFFERY M. JACKSON, ET AL.," C.A.
No. 19425-NC; "CORA PEZZELLO V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19427-NC; "DAVID ROTHSTEIN ET AL. V. TRAVELOCITY.COM, ET AL.," C.A. No. 19424-NC; "ALAN BEHR V. TRAVELOCITY.COM INC., ET AL.," C.A. No. 19420-NC; "LESLIE SUSSER V. TERRELL B. JONES, ET AL.," C.A. No. 19422-NC; and "BURUCHA, LLC V. TRAVELOCITY.COM INC., ET AL.," C.A. No. 19426-NC. The following two additional stockholder class action lawsuits have been filed in state district court in Tarrant County, Texas: "JIM ROBBINS V. TRAVELOCITY ET AL.," Cause No. 17-191547-02; and "ANTHONY TAMBURRO V. KATHY MISUNAS ET AL.," Cause No. 17-191630-02.

         All eleven lawsuits are similar. The complaints allege, among other things, that the defendants have breached fiduciary duties owed to Travelocity's stockholders other than Sabre in connection with Sabre's proposed offer, that the proposed offer price is inadequate and that a majority of the defendants have conflicts of interest with respect to the proposed offer. Each of the complaints seeks class certification and to enjoin the consummation of Sabre's proposed transaction and recover attorneys' fees and expenses. The complaints also seek an award of damages, or the imposition of a constructive trust, if the proposed transaction is consummated. Travelocity has not yet responded to the lawsuits.

         On March 20, 2002, counsels to Travelocity and Sabre entered into a memorandum of understanding with the plaintiffs to settle such lawsuits.

         Except as described above, we are not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol TVLY. Our common stock began trading on March 8, 2000 with the consummation of the Merger. As of March 22, 2002 there were 76 holders of record of the Company's common stock. The Company's 33,000,0000 million shares of Class A Common Stock are owned by Sabre. There is no public market for our Class A Common Stock. As of March 1, 2002 Sabre also held 2,033,970 shares of our common stock.

         The following table sets forth the high and low closing sales prices for our common stock on the Nasdaq National Market for the periods presented:

                                                                                             HIGH        LOW
                                                                                             ----        ---

2001
First Quarter .......................................................................        28.89      11.69
Second Quarter.......................................................................        37.90      14.88
Third Quarter........................................................................        35.80      11.87
Fourth Quarter.......................................................................        29.49      12.67
2000
First Quarter (beginning March 8, 2000)..............................................        46.75      29.38
Second Quarter.......................................................................        32.11      14.69
Third Quarter........................................................................        20.00      10.69
Fourth Quarter.......................................................................        17.13       9.03


         No cash dividends on Class A Common Stock or common stock were declared or paid during 2001 or 2000. Currently, we do not intend to pay cash dividends in the foreseeable future but will accumulate any future earnings to finance the growth of our business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for each of the years ended December 31, 1997 through 2001 have been derived from our audited financial statements and the related notes. For the years ended December 31, 1997 through 1999, the historical financial information presented below does not include the impact of the contribution agreements and the intercompany agreements that were entered into between the Partnership and Sabre as of the date of our merger with Preview Travel, Inc. on March 7, 2000 (the "Merger").


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                 2001(2)        2000           1999         1998           1997
                                                                 -------        ----           ----         ----           ----
                                                                                         (IN THOUSANDS)

STATEMENTS OF OPERATIONS DATA(1)
Revenues:
   Transaction revenue....................................     $  206,168    $  139,814      $ 54,567     $ 18,370       $  8,345
   Advertising revenue....................................         62,853        47,374         8,591        2,821            577
   Other..................................................         32,749         5,482         1,029           47            365
                                                               ----------    ----------      --------     --------       --------
      Total revenues......................................        301,770       192,670        64,187       21,238          9,287
Cost of revenues..........................................        101,868        72,131        40,255       19,067         11,878
                                                               ----------    ----------      --------     --------       --------
Gross profit (loss).......................................        199,902       120,539        23,932        2,171         (2,591)
Operating expenses:
   Selling and marketing..................................        145,643       120,112        29,532       10,608          6,887
   Technology and development.............................         22,757        18,507         9,624        8,483          6,549
   General and administrative.............................         20,400        16,698         5,407        4,360          2,693
   Expenses related to integration of Preview Travel(1)...             --         1,537            --           --             --
   Stock compensation(3)..................................         15,935         4,882            --           --             --
   Amortization of intangible assets and goodwill.........         89,647        72,607            --           --             --
                                                               ----------    ----------      --------     --------       --------
      Total operating expenses............................        294,382       234,343        44,563       23,451         16,129
                                                               ----------    ----------      --------     --------       --------
Operating loss............................................        (94,480)     (113,804)      (20,631)     (21,280)       (18,720)
Other income .............................................          2,839         4,816            --           --             --
                                                               ----------    ----------      --------     --------       --------
Net loss before Sabre's interest..........................        (91,641)     (108,988)      (20,631)     (21,280)       (18,720)
Sabre's interest in the Partnership(4)....................             --        62,086            --           --             --

Benefit for income taxes..................................            462            --            --           --             --
                                                               ----------    ----------      --------     --------       --------
Loss before cumulative effect of change in accounting
  method..................................................        (91,179)      (46,902)      (20,631)     (21,280)       (18,720)
Cumulative effect of change in accounting method (5)......          6,142            --            --           --             --
                                                               ----------    ----------      --------     --------       --------
        Net loss..........................................     $  (85,037)   $  (46,902)     $(20,631)    $(21,280)      $(18,720)
                                                               ==========    ==========      ========     ========       ========

Loss per common share, basic and diluted:
     Loss before cumulative effect of change in
       accounting Method..................................     $    (4.62)   $    (2.17)           --           --             --
     Cumulative effect of change in accounting method.....            .31            --            --           --             --
                                                               ----------    ----------      --------     --------       --------
             Net loss.....................................     $    (4.31)   $    (2.17)           --           --             --
                                                               ==========    ==========      ========     ========       ========

Weighted average shares outstanding.......................         19,715        21,647            --           --             --
BALANCE SHEET DATA (AT THE END OF THE PERIOD)(1)
Cash and marketable securities............................     $  114,087    $   71,555      $     --     $     --       $     --
Working capital (deficit).................................        130,219        91,853        (5,319)        (462)        (1,205)
Intangible assets and goodwill............................        107,754       198,113         4,190        6,238          8,286
Total assets..............................................        317,932       327,968         9,639       11,169          9,126
Total stockholders' equity (deficit)......................        251,325       306,288       (68,562)     (47,931)       (31,755)
SUPPLEMENTAL FINANCIAL DATA
Gross bookings(6).........................................     $3,127,600    $2,355,500      $808,466     $284,641       $121,000
--------------------------

(1) On March 7, 2000, we completed the merger with Preview Travel, Inc., which affects the comparability of the historical financial and operating data for the periods presented. Refer to Note 3 to the Consolidated Financial Statements.

(2) Our results of operations for the year ended December 31, 2001 were negatively affected by a significant reduction in travel following the September 11 terrorist attacks on New York and Washington. We are unable to quantify with any precision the amount of revenue lost as a direct result of the attacks.

(3)      Stock compensation relates to the following:


                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                      2001      2000     1999    1998    1997
                                                                      ----      ----     ----    ----    ----

Costs of revenues.................................................   $     7   $   29   $  --   $  --   $  --
Selling and marketing.............................................     2,599    1,687      --      --      --
Technology and development........................................     1,048      164      --      --      --
General and administrative........................................    12,281    3,002      --      --      --
                                                                     -------   ------   -----   -----      --

   Total..........................................................   $15,935   $4,882   $  --   $  --   $  --
                                                                     =======   ======   =====   =====   =====

(4) Represents the allocation of losses of the Partnership, which is consolidated with the Company for financial reporting purposes, to Sabre, based on Sabre's direct ownership interest in the Partnership. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During 2001 and 2000, the Company recognized net losses totaling approximately $50.4 million and $1.2 million, respectively, related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company.

(5) On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 2 to the Consolidated Financial Statements.

(6) Represents the total purchase price of all travel services booked through Travelocity's websites. This presentation of gross bookings does not affect the Company's operating results, and gross bookings are not included in revenues. Gross bookings is not a financial measurement in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our overall performance due to, among other things, changes in retail prices of travel products, and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Position."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes the results of the Company following the completion of the Merger on March 7, 2000 and the historical results of the Travelocity Division as an operating unit of Sabre for the period from January 1 to March 6, 2000. Results of operations for the twelve months ended December 31, 2001 and 2000 include the impacts of the contribution agreements and the intercompany agreements entered into between the Partnership and Sabre in connection with the Merger. The information below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various factors, including those set forth under "Risk Factors."

REVENUES

         Our transaction service revenues are generated from sales of our air products, which consist of air fares, and non-air products, which consist of services for hotel, car, vacation packages, tours and cruise providers. Prior to 2001, we generated revenues solely from access fees under our access agreement with Sabre and revenues from travel suppliers for purchases of their products and services from customers through our websites. The commission rates paid by travel suppliers are determined by individual travel suppliers and are subject to change.

         In 2001, we implemented a merchant business model for certain air transactions which provided us with an additional revenue stream. We entered into agreements with several major domestic and international airlines under which we have access, subject to availability, to certain unpublished airfares which we can sell to the consumer at a retail price that we determine. These unpublished airfares are generally available to us at discounted rates. We do not earn a commission from the travel supplier for these merchant model transactions; instead, we retain the excess of the retail price over the discounted rate we pay to the travel supplier. Pursuant to the contractual terms with our travel suppliers, revenues from merchant model transactions are generally recorded on a net basis, which is the price paid by the customer to us less the amount we pay to the travel supplier. Our merchant model revenues are subject to long term agreements with our travel suppliers and the availability of favorable unpublished fares is dependent on customer preferences, seasonality and our travel suppliers' inventory. In 2002, we also implemented a merchant business model for certain vacation packages.

         The agreements with the airlines for unpublished fares were entered into at various times during 2001. As a result of the timing of these agreements, and as a result of the significant downturn in travel bookings following the terrorist attacks on September 11, 2001, our merchant business model did not have a material impact on our transaction service revenues for the full year. However, as we expand our merchant business model, we expect that merchant model revenues will account for approximately 8% to 10% of total transaction service revenues in 2002. Recently, several major airlines announced that they were no longer paying commissions to travel agents. Because our agreements with the airlines also provide for alternative compensation for published fares, we currently believe that the elimination of commissions by such airlines will not have a material adverse effect on our business, results of operations or financial condition.

         Gross bookings of travel services through our websites increased from $2.4 billion in 2000 to $3.1 billion in 2001, which resulted in an increase in transaction service revenues from $139.8 million to $206.2 million for the same periods. Gross bookings represent the total purchase price of all travel services booked through our websites. Gross bookings are not a financial measurement recognized by GAAP and should not be considered in isolation of or as a substitute for other information prepared in accordance with GAAP. Period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of our overall performance due to, among other things, changes in retail prices of travel products. As with operating results, they should not be relied upon as an indication of future performance.

         Prior to the Merger, our advertising revenues were generated primarily through an agreement with DoubleClick Inc. ("DoubleClick") for the placement of advertising by third parties on our websites and through the direct sale of advertisements on our websites. We recorded advertising revenue generated through the agreement with DoubleClick on a net of fee basis in the period the advertisements were delivered. Since the Merger, the majority of our advertising revenues have been generated through direct sales. Beginning in the second quarter of 2000, advertising revenues include our share of travel-related advertising revenue on the AOL sites under the terms of our revenue sharing agreement with AOL.

         Our other revenues consist primarily of service charges for the handling and express delivery of certain paper tickets and the recognition of revenue associated with warrants received from HRN. In January 2000 and March 2001, we received vested warrants to purchase shares of HRN common stock in connection with an affiliation agreement with HRN and with an extension of the agreement. We are recognizing the fair value of these warrants as revenue over the related contractual terms. We also earn additional warrants from HRN based upon the achievement of certain performance goals. These earned warrants are recognized as revenue in the period earned.

GROSS MARGINS

         Our gross margins for the three months ended December 31, 2000 and 2001 were 68.4% and 63.8%, respectively. The reduction resulted from having increased customer service costs combined with a reduction in travel caused by the terrorist attacks of September 11, 2001. We are unable to quantify precisely the amount of the revenue lost as a direct result of the attacks. For the twelve months ended December 31, 2000 and 2001, gross margins were 62.6% and 66.2%, respectively. This increase was due primarily to variations in the mix of transaction revenues and advertising revenues, the mix of travel services sold, the level of revenues on travel products and services and economies of scale. We expect our gross margins to increase as we continue to secure favorable prices for travel products and services from our travel suppliers under our merchant model business.

RECENT DEVELOPMENTS

         On March 5, 2002, Sabre Holdings Corporation, through an indirect wholly-owned subsidiary, commenced an unsolicited tender offer to purchase all of the outstanding shares of common stock of Travelocity at a purchase price of $23 per share in cash. Having received prior notice of Sabre's intent to commence this tender offer, Travelocity's board of directors met on March 4, 2002 and determined that, if an offer was commenced at $23 per share, such an offer would be inadequate. After a series of discussions between a special committee of independent, outside directors of Travelocity created to review, consider and evaluate Sabre's tender offer and Sabre and its representatives, Sabre announced on March 18, 2002 that it was increasing its tender offer price to $28 per share. The special committee and the board of directors of Travelocity, with two directors voting for, six directors abstaining and one director voting against, have now concluded that the revised Sabre tender offer is adequate. On March 18, 2002, we announced that the special committee and the board recommend that stockholders carefully evaluate the fairness and terms of the offer. We also announced that it is the recommendation of the board of directors (with two directors voting for, six directors abstaining and one director voting against) and the special committee that stockholders accept the revised offer and tender their shares to Sabre in the revised offer. The factors considered by the board and the special committee in making this recommendation are described in Travelocity's Solicitation/Recommendation Statement on Schedule 14D-9, which was filed with the SEC and mailed to stockholders. Stockholders are advised to read Travelocity's Solicitation/Recommendation Statement because it contains important information.

         On March 25, 2002, the Company entered into a definitive agreement to form Japan's first one-stop online travel site, Tabini. Among the travel suppliers that are part of Tabini are Japan Airlines, All Nippon Airways, Japan Air Systems, United Airlines and a consortium of 13 other major international airlines. Powered by our technology, Tabini will offer comprehensive online travel services, including booking on virtually all international airlines serving Japan, along with more than 55,000 hotels and more than 50 car rental companies in Japan and internationally.

         To further the Company's strategic objective of increasing its merchant model sales, the Company is currently engaged in discussions with third parties concerning the acquisition of certain businesses in the travel industry that have merchant capability. On March 26, 2002, the Company announced that it had entered into a definitive merger agreement with Site59.com. The Company expects that, pursuant to this agreement, Site59 will become a subsidiary of the Company prior to April 1, 2002. In January 2002, Sabre offered to provide cash funding for this acquisition in exchange for shares of the Company's common stock. Prior to the Company and Sabre reaching an agreement with respect to such arrangement, Sabre announced its intent to commence the tender offer discussed above. Sabre then offered in mid-February 2002 to provide a loan, directly or through one of its subsidiaries, to the Company in an aggregate amount of up to approximately $43 million to help the Company fund the purchase price for such proposed transaction. The loan, which is not contingent on the success or completion of the tender offer, will bear interest at a rate equal to six-month LIBOR plus 150 basis points, and will be due and payable 180 days following the date of the loan.

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined in accordance with such policies, based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

         We have included below a discussion of the accounting policies that we believe are affected by the more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions. Note 2 to the Consolidated Financial Statements discusses our significant accounting policies.

         ACCOUNTS RECEIVABLE. We generate a significant portion of our revenue and related accounts receivable from services provided to the commercial air travel industry and other travel providers. As of December 31, 2001, approximately 25.8% of our accounts receivable were attributable to services provided to commercial airlines and other travel providers.

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due.

         During 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. This was exacerbated by the aftermath of the events of September 11. We believe that we have appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of our customers to pay amounts due to us. However, if demand for travel further softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of our customers may be adversely impacted. If we believe that we will begin to experience higher than expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount.

         During 2001 and 2000, we generated approximately 64% and 60%, respectively, of our transaction service revenue directly from our main website and approximately 36% and 40%, respectively, from strategic alliances with various recognized Internet brands such as AOL and Yahoo!. Our strategic relationships are critical to increasing access to online customers, building brand recognition and expanding our online presence. In the event our strategic partners were to experience financial or operating difficulties, or choose not to distribute our travel products through our co-branded online distribution sites, our sales and revenues could be materially adversely affected. At December 31, 2001, accounts receivable from a strategic partner totaled approximately $8.2 million. If this were to prove uncollectible, it would be material to our financial position.

         STOCK COMPENSATION. We have granted stock options to employees of Travelocity Holdings, Inc. ("Travelocity Holdings"), a wholly owned subsidiary of Sabre, performing services for the Partnership under a management services agreement. As these individuals are not our employees, we are required to recognize the fair value of stock options granted to such individuals as expense over the vesting periods of the options in our statement of operations. We revalue the unvested options to current fair value, as determined by the Black-Scholes option pricing model, at each periodic reporting date, with a cumulative catch up adjustment recognized for any change in fair value. Accordingly, as the market price of our common stock increases, we recognize additional stock compensation expense, and as the price decreases, we recognize less expense. Note 14 to the Consolidated Financial Statements discusses the assumptions used to estimate the fair value of unvested options under the Black-Scholes option pricing model.

         ASSET IMPAIRMENTS. In connection with the Merger, we recorded a significant amount of goodwill and other intangible assets. We evaluate the carrying value of our intangible assets for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we then prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as, for example, future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses and rates of increase in operating expenses. If our projection of future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

         Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill is less than the undiscounted projected future cash flows, no impairment would be recognized. Beginning January 1, 2002, we adopted a recently issued accounting standard and began evaluating our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of our business to the sum of the carrying value of our assets and liabilities. The fair values used in this evaluation will be estimated based upon the market price of our common stock.

         To date, we have not recorded an impairment of our goodwill or other intangible assets. We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

         HRN WARRANTS. We received certain vested warrants from HRN in connection with an affiliation agreement entered into during 2000. We received additional vested warrants from HRN in connection with extending the agreement during 2001. We have recorded these warrants as deferred revenue based upon their fair value, as determined using the Black-Scholes option pricing model, at the date of receipt, and are amortizing this amount into revenue over the related contractual terms. We will also receive additional warrants based upon the achievement of certain performance goals. These are recognized as revenue, based upon the fair value of the warrants as earned.

         Warrants held are marked to fair value at each reporting period. Changes in the fair value of the HRN Warrants subsequent to receipt are recorded as other income. The amount of cash received for these Warrants is contingent upon the market price of HRN common stock at the date we dispose of HRN stock acquired upon exercise of the Warrants, and could differ materially from the amount of revenue recognized for the Warrants. Gains or losses realized upon disposal of HRN stock as compared to the recorded fair value of the warrants are recorded in other income. In 2001, we received $39.0 million from the sale of HRN stock received through the exercise of warrants.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

REVENUES

         TRANSACTION SERVICES REVENUES. Transaction service revenues increased from $139.8 million for the year ended December 31, 2000 compared to $206.2 million for the year ended December 31, 2001, an increase of approximately $66.4 million, or 47%. This was due to an increase in air revenues of $39.2 million, or 36%, and non-air revenues of $27.1 million, or 85%, for the corresponding periods. These increases were due primarily to an increase in gross bookings through our websites. Gross bookings increased from $2.4 billion for the year ended December 31, 2000 to $3.1 billion for the year ended December 31, 2001. Transaction service revenues and gross bookings for the third and fourth quarters of 2001 were negatively affected by the reduction in travel caused by the terrorist attacks of September 11, 2001. We are unable to precisely quantify the amount of revenue lost as a direct result of the attacks.

         ADVERTISING REVENUES. Advertising revenues increased from $47.4 million (net of fees to DoubleClick of $884,000) to $62.9 million for the year ended December 31, 2000 compared to the year ended December 31, 2001, an increase of $15.5 million, or 33%. This was due primarily to an increase in net revenue from our advertising revenue sharing agreement with AOL and increased revenue from the direct sale of advertising by our internal sales force. Advertising revenues for the third and fourth quarters of 2001 were affected by a general decline in advertising spending, particularly during the period following the terrorist attacks of September 11, 2001.

         OTHER REVENUES. Other revenues increased from $5.5 million to $32.7 million for the year ended December 31, 2000 compared to the year ended December 31, 2001, an increase of $27.2 million, or 497%. This was due primarily to service charges for the handling and express delivery of certain paper tickets. The increase was also due to the recognition of additional revenue related to warrants received from HRN in connection with an extension of the affiliation agreement that we entered into with HRN in March 2001. Other revenues for the third and fourth quarters of 2001 were adversely affected by the reduction in travel caused by the terrorist attacks on September 11.

COSTS OF REVENUES

         Costs of revenues include costs of operating our customer service centers, data processing charges and costs associated with operating our Internet infrastructure. Costs of revenues increased from $72.1 million for the year ended December 31, 2000 to $101.9 million for the year ended December 31, 2001, an increase of $29.7 million, or 41%. This was due primarily to increased personnel costs associated with our customer service centers, including the opening of two customer service centers during 2001. The increase in costs was also due to other administrative expenses used to support the customer service centers and the operations of our Internet infrastructure and data processing charges. Costs of revenues declined as a percentage of total revenue from 37.4% for the year ended December 31, 2000 to 33.8% for the year ended December 31, 2001, due primarily to a change in revenue mix and increased efficiencies in the customer service centers. During the third and fourth quarters of 2001 certain customer service costs increased relative to revenue due to a higher level of customer support relating to rescheduling and refund activities following the events of September 11, 2001. We do not expect the increase in cost of revenues, as a percentage of revenues, experienced during the latter part of 2001 to continue in 2002.

OPERATING EXPENSES

         SELLING AND MARKETING. Selling and marketing expenses consist of advertising costs to promote our websites, the amortization of payments made to strategic distribution partnerships with companies such as AOL and Yahoo!, amortization of trademarks and salaries and benefits. Selling and marketing expenses increased from $120.1 million to $145.6 million for the year ended December 31, 2000 compared to the year ended December 31, 2001, an increase of $25.5 million, or 21%. This was due primarily to an increase in advertising spending, increased bad debt expense, administrative costs to support our direct selling efforts and internal sales force, salaries and costs relating to the amortization of payments made to strategic distribution partners.

         TECHNOLOGY AND DEVELOPMENT. Technology and development expenses consist of salaries and benefits, websites development and enhancements and maintenance services provided by Sabre. Technology and development expenses increased from $18.5 million to $22.8 million for the year ended December 31, 2000 compared to the year ended December 31, 2001, an increase of $4.3 million, or 23%. This was due primarily to an increase in salaries and benefits associated with an increase in development labor personnel and administrative costs incurred to enhance and maintain our websites.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of fees paid to Travelocity Holdings and Sabre for salaries and benefits for our management, legal services, accounting and other services. General and administrative expenses also include salaries and benefits of management and administrative costs of our Company. General and administrative expenses increased from $16.7 million to $20.4 million for the year ended December 31, 2000 compared to the year ended December 31, 2001, an increase of $3.7 million, or 22%. This was due primarily to an increase in various professional services and salaries and employee related costs necessary to support the growth of our business.

         EXPENSES RELATED TO INTEGRATION OF PREVIEW TRAVEL. Integration related expenses represent costs specifically associated with the Merger. Integration related expenses were $1.5 million for the year ended December 31, 2000. No comparable amounts were recorded for the year ended December 31, 2001.

         STOCK COMPENSATION. Stock compensation represents the expense, measured at fair value, associated with stock options held by employees of Travelocity Holdings. Stock compensation is recorded in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), which we adopted on July 1, 2000. FIN 44 required us to recognize stock compensation expense at fair value for options held by employees of Travelocity Holdings. FIN 44 accounting treatment will result in variations to stock compensation expense largely as a result of fluctuations in market prices of our common stock. In addition, stock compensation expense includes expense associated with the acceleration of vesting of stock options held by certain key former employees of Preview Travel. This expense was recognized over the shorter of the estimated remaining service period or the twelve-month period following the close of the Merger. Stock compensation expense also includes expense for unvested stock options held by former employees of Sabre that were converted into our stock options on the date of the Merger and expense for options granted to a consultant by Preview Travel which were assumed in the Merger. Stock compensation expense for the years ended December 31, 2000 and 2001 was $4.9 million and $15.9 million, respectively.

         AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL. Amortization of intangible assets and goodwill represents the amortization of intangible assets and goodwill recorded in conjunction with the Merger. Total amortization expense for the years ended December 31, 2000 and 2001 was $72.6 million and $89.6 million, respectively. The goodwill is being amortized over a three-year period. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income before Sabre's interest in the Partnership of approximately $87.0 million in 2002, primarily as a result of the cessation of amortization of existing goodwill.

         INTEREST INCOME, NET. Interest income represents interest income on marketable securities held. Interest income, net of interest expense related to capital lease obligations, for the years ended December 31, 2000 and 2001 were $3.7 million and $4.5 million, respectively.

         OTHER INCOME, NET. Other income represents unrealized gains and losses on our investments that are subject to the provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") following the initial adoption in January 1, 2001. It also includes gains and losses on the exercise of HRN warrants and gains and losses on the sale of our investments and assets. See Notes 2 and 10 to the consolidated financial statements. Other income, net for the years ended December 31, 2000 and 2001, was $1.1 million and ($1.7) million, respectively.

         SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the amount of the Partnership's losses attributable to Sabre's direct ownership interest in the Partnership. The amount of losses which may be allocated to Sabre are, under generally accepted accounting principles, limited to the amount of Sabre's investment in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to our common stockholders. During 2000 and 2001, we recognized net losses totaling approximately $1.2 million and $50.4 million, respectively, related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to our stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by us.

         INCOME TAXES. During 2001, an income tax benefit of $0.5 million was recognized related to the losses from the operation of the Partnership. No income tax benefit was recognized in 2000 related to the losses from the operation of the Partnership.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted FAS 133 effective January 1, 2001. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1.0 million. No comparable amounts were recorded in 2000.

         NET LOSS. Net loss increased $38.1 million, or 81%, from $46.9 million for the year ended December 31, 2000 compared to $85.0 million for the year ended December 31, 2001, due primarily to the Company's absorption of all of the losses attributable to Sabre's interest in the Partnership and to the increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

2000 COMPARED TO 1999

REVENUES

         TRANSACTION SERVICES REVENUES. Air revenues increased from $47.1 million to $108.0 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $60.9 million, or 129%. Non-air revenues increased from $7.5 million to $31.8 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $24.3 million, or 325%. This was primarily attributable to an increase in gross bookings through our websites and added sales resulting from the Merger. Gross bookings increased from $808.4 million for the year ended December 31, 1999 to $2.4 billion for the year ended December 31, 2000.

         ADVERTISING REVENUES. Advertising revenues increased from $8.6 million (net of fees paid to DoubleClick of $2.0 million) to $47.4 million (net of fees paid to DoubleClick of $884,000) for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $38.8 million, or 451%. This was due primarily to a significant increase in net revenue from our advertising revenue sharing agreement with AOL and increased advertising impressions from the direct sale of advertising by our internal sales force. Using an internal sales force instead of DoubleClick reduced fees paid for advertising services.

         OTHER REVENUES. Other revenues increased from $1.0 million to $5.5 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $4.5 million, or 433%, due primarily to our receipt of service charges for the handling and express delivery of certain paper tickets and the recognition of revenue related to certain warrants received from HRN in the first quarter of 2000 in connection with an affiliation agreement.

COSTS OF REVENUES

         Costs of revenues increased from $40.3 million to $72.1 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $31.9 million, or 79%. This was due to increased transactions resulting in higher costs associated with customer service operations, including the addition of personnel and other costs associated with a new customer service center effective with the Merger. Costs of revenues declined as a percentage of total revenue from 62.7% for the year ended December 31, 1999 to 37.4% for the year ended December 31, 2000, due primarily due to increased efficiencies in the customer service centers and to more favorable terms under our access agreement with Sabre.

OPERATING EXPENSES

         SELLING AND MARKETING. Selling and marketing expenses increased from $29.5 million to $120.1 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $90.6 million, or 307%. This was due primarily to increased costs relating to the amortization of payments made to strategic distribution partners in connection with new agreements with AOL, Excite and Lycos effective with the Merger and an increase in advertising spending. The increase was also due to an increase in salaries and other employee related costs to support additional direct selling efforts and the addition of Preview Travel's direct sales force effective with the Merger.

         TECHNOLOGY AND DEVELOPMENT. Technology and development expenses increased from $9.6 million to $18.5 million for the year ended December 31, 1999 compared to the year ended December 31, 2000, an increase of $8.9 million, or 92%. This was due primarily to an increase in salaries and benefits associated with the transfer of development personnel to the Partnership from Sabre in 2000, additional personnel from the Merger with Preview Travel and additional costs incurred to enhance and maintain our websites. This increase was partially offset by a decrease in development labor charges from Sabre due to the transfer of development personnel to the Partnership.

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

         EXPENSES RELATED TO INTEGRATION OF PREVIEW TRAVEL. Integration related expenses were $1.5 million for the year ended December 31, 2000. No comparable amounts were recorded for the year ended December 31, 1999, as the Merger occurred in March 2000.

         STOCK COMPENSATION. Stock compensation expense for the year ended December 31, 2000 was $4.9 million. No stock compensation expense was recorded for the year ended December 31, 1999.

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

         OTHER INCOME, NET. Other income represents realized gains and losses on the sale of investments and assets. A net gain in the amount of $1.1 million was recorded for the year ended December 31, 2000 for the sale of certain marketable securities.

         SABRE'S INTEREST IN PARTNERSHIP. Sabre's interest in the Partnership represents the amount of the loss of the Partnership attributable to Sabre's direct ownership interest in the Partnership. During 2000, the Company recognized net losses totaling approximately $1.2 million related to losses attributable to Sabre in excess of Sabre's basis in the Partnership.

         NET LOSS. Net loss increased $26.3 million, or 127%, from $20.6 million for the year ended December 31, 1999 compared to $46.9 million for the year ended December 31, 2000. This was due primarily to an increase in operating expenses offset by the increase in gross profit, net of Sabre's interest in the results of operations of the Partnership.

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

         Other factors that may adversely affect our operating results include:

            o the rate at which travel bookings recover following the terrorist attacks on September 11, 2001;

            o our ability to retain existing customers, attract new customers and encourage repeat purchases;

            o our ability to adequately maintain and upgrade our websites and technical infrastructure;

            o our ability to obtain access to travel inventory from travel suppliers on satisfactory terms, particularly in competition with alliances formed by travel suppliers;

            o     fluctuating gross margins due to a changing mix of revenues;

            o the amount and timing of operating costs related to expanding our operations;

            o general economic conditions or economic conditions specific to the Internet, online commerce and the travel industry;

            o     our ability to attract and retain advertisers on our websites;
                  and

            o advertising revenues from our agreement with AOL may fluctuate due to the effects of seasonality and general market conditions.

         Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and period-to-period comparisons of operating results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended December 31, 2001 was $4.8 million, which resulted primarily from non-cash adjustments to our net loss, including depreciation and amortization and stock compensation, and an increase in accounts payable and other accrued liabilities. Cash provided by operating activities was partially offset by prepayments we made to AOL. Net cash used for operating activities for the year ended December 31, 2000 was $53.3 million, which resulted primarily from our net loss before non-cash charges, Sabre's interest in the Partnership, our prepayment to AOL and offset by depreciation and amortization. Net cash used for operating activities in 1999 was $12.8 million, which was due primarily to our net loss before non-cash charges, an increase in accounts receivable, and a decrease in the accounts payable to AMR affiliates.

         Net cash used for investing activities for the year ended December 31, 2001 was $16.3 million. This was due to capital expenditures, primarily for computer related equipment of $11.6 million and for the purchase of marketable securities net, of $2.7 million. Net cash used for investing activities for the year ended December 31, 2000 was $62.4 million. This was primarily for the purchase of marketable securities, net of $50.6 million with funds received from Sabre in the Merger and $11.7 million in capital expenditures for furniture and fixtures, leasehold improvements and computer equipment to support our growth during the year. Net cash used for investing activities in 1999 was $0.5 million. Investing activities included capital expenditures for furniture and fixtures and computer equipment.

         Net cash provided by financing activities for the year ended December 31, 2001 was $11.6 million. This was due primarily to proceeds we received from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2000 was $116.5 million. Immediately prior to the Merger, Sabre contributed $52.7 million in cash to the Partnership and received partnership units in exchange thereof. Additionally, we exercised our option to cause Sabre to invest an additional $50 million in the Company in exchange for
1.2 million shares of our common stock. We contributed these funds to the Partnership. Sabre is under no further obligation to fund the Partnership's capital requirements.

         Effective with the Merger, we began maintaining our own cash balances. Prior to the Merger with Preview Travel, we did not maintain cash or cash equivalents, but depended upon Sabre for the funding of our cash requirements. Sabre maintained all cash balances, charging or crediting us through intercompany accounts upon the recording of certain transactions, including the collection of accounts receivable and purchase of goods and services. We incurred losses from our inception to the Merger, which were funded by Sabre, as we were an operating unit of Sabre. Cash advances for 2000 and 1999 were $6.8 million and $13.3 million, respectively. All cash advances from Sabre were contributed to paid-in-capital effective with the Merger and are no longer due to Sabre.

         We have experienced significant decreases in travel related bookings since September 11, 2001 as a consequence of terrorist activity. We expect that we, the travel industry and the economy in general may continue to be adversely affected by the terrorist attacks on September 11, 2001, by any subsequent terrorist-related activity, and the repercussions of military operations against terrorist organizations. Decreases in travel bookings would have an adverse impact on our liquidity. It is not possible to predict either the severity or duration of such decreases in the medium- or long-term.

         At December 31, 2001, we had $114.1 million in cash and marketable securities compared to $71.6 million at December 31, 2000. We believe that these funds have been, and will continue to be, sufficient to meet anticipated cash requirements. We expect that we will generate positive cash earnings in 2002, which excludes the effects of non-cash stock compensation expense and the amortization of goodwill and intangible assets ("Special Items"). As a result, we anticipate that cash requirements will be funded by cash flows from operating activities. However, we cannot provide assurance that cash flows from operations of the Partnership will exist or will be sufficient to meet our cash requirements, such as contractual commitments to our strategic distribution partners, or to make capital expenditures or other expenditures necessary to support the anticipated growth of our business or to respond to competition. In such event, we would be required to obtain financing from the sale of equity securities or debt financing. We cannot assure you that any such financing will be available at all or available on terms acceptable to us.

         At January 1, 2001, we held warrants for the purchase of shares of common stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, we extended our affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement, we received additional vested warrants to purchase shares of HRN Class A Common Stock with a fair value of approximately $29.9 million on the date of receipt. For the year ended December 30, 2001, we completed five cashless exercises of the HRN warrants in which we received approximately 1.1 million shares of HRN stock. We disposed of all our HRN stock that was received upon exercise of the HRN warrants for cash proceeds totaling approximately $39.0 million for the year ended December 31, 2001. No significant gain or loss was realized relating to such disposals. At December 31, 2001, the fair value of HRN warrants held by the Company, earned during the fourth quarter of 2001, totaled approximately $1.7 million. No shares of HRN common stock were held for the same corresponding period.

         In 2002, we plan to use funds to enhance brand awareness and supplier relationships and perform additional product development. We also anticipate using funds to enter into business combinations, investments, joint ventures or other strategic alliances with other companies in order to maintain and grow revenue and market presence.

         CONTRACTUAL CASH OBLIGATIONS:

         Our future minimum noncancelable obligations as of December 31, 2001 are as follows (in thousands of dollars):


                                                                 Payments Due by Period
                                                                 ----------------------

                                 2002         2003        2004        2005          2006      Thereafter       Total
                                 ----         ----        ----        ----          ----      ----------       -----

Lease obligations               $ 8,592      $ 7,548     $ 4,774     $1,066         $174          $72         $ 22,226
Strategic distribution
agreements                       48,000       40,000      40,000        --            --           --          128,000
                                -------      -------     -------     ------         ----          ---         --------

Total contractual cash
obligations                     $56,592      $47,548     $44,774     $1,066         $174          $72         $150,226
                                =======      =======     =======     ======         ====          ===         ========

         Payments due under our agreements with strategic distribution partners could also affect our liquidity. Revenues under the AOL agreement are based on performance and are difficult to predict. Accordingly, they may not occur in the same time periods as payments we must make to AOL. Additionally, agreements with Yahoo! and AOL include guaranteed payments. If AOL does not meet certain revenue targets, we may elect to operate under alternative terms and conditions set forth in the AOL agreement and we would no longer have any payment obligations to AOL.

         We expect to incur capital expenditures in 2002 of approximately $20 to $25 million.

INFLATION

         We believe that inflation has not had a material effect on our results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("FAS 141"), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 141 and FAS 142. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income before Sabre's interest in the Partnership of approximately $87.0 million in 2002, primarily as a result of the cessation of amortization of existing goodwill. We have performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We believe that the effect of these tests will not result in a material change to our earnings and financial position.

         The FASB has also recently issued FAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which was adopted by the Company January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. FAS No. 144 will primarily affect the Company's accounting for intangible assets subject to amortization, property and equipment and certain other long-lived assets. FAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under the provisions of FAS 144, assets to be disposed of will be stated at the lower of their fair values or carrying amounts and depreciation no longer recognized. FAS 144 also supersedes the provisions of Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of FAS 144 will not have a significant effect on our financial condition and results of operations.

         The Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from HRN in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1.0 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold (see Note 11 to the Consolidated Financial Statements). At December 31, 2001 and December 31, 2000, the carrying value of the HRN warrants was approximately $1.7 million and $2.5 million, respectively.

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

RISK FACTORS

         Risks associated with an investment in the Company, and with achievement of the Company's forward-looking statements in this report, its news releases, websites, public filings, investor and analyst conferences and elsewhere include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on the Company's business, financial condition or results of operations. The Company may not succeed in addressing these challenges and risks.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY, SUCH AS THOSE CAUSED BY TERRORIST ATTACKS OR GENERAL ECONOMIC DOWNTURNS, COULD REDUCE OUR REVENUES.

         Our business and operations rely on the health and growth of the travel industry. Travel is highly sensitive to traveler safety concerns, and thus has historically declined after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001 using hijacked commercial airliners resulted in the cancellation of a significant number of our existing travel bookings and a decrease in new travel bookings through us, all of which reduced our revenues for the quarters ended September 30, 2001 and December 31, 2001 and may reduce our revenues in future quarters. Although there has been a steady improvement in travel bookings since September 11, the long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our long-term results of operations or financial condition.

         Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. Our sales and revenues would be significantly reduced as a result of a decline in travel by consumers.

         Events that tend to reduce travel levels would reduce our sales and revenues, include:

         o price escalation in the airline industry or other travel-related industries;

         o        airline or other travel related strikes;

         o        political instability and hostilities;

         o        regional hostilities and terrorism;

         o        unusual periods of bad weather;

         o        fuel price escalation;

         o        reduction of capacity by travel suppliers;

         o        increased occurrence of travel-related accidents; and

         o        economic downturns and recessions.

OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY.

         We are an Internet-related company engaged in electronic commerce. Market prices for stocks of this type have been volatile and as a result, the market price of our common stock could experience extreme price fluctuations. If revenues or earnings are less than expected for any quarter, the market price of our common stock may significantly decline, even if the decline in our revenues or earnings is not reflective of any long-term problems with our business, financial condition and operating results. The market price of our common stock could also fluctuate significantly as a result of sales or distributions by our investors who own a substantial number of shares of our common stock.

CONFLICTS OF INTEREST WITH SABRE MAY IMPEDE OUR BUSINESS STRATEGY AND HURT OUR BUSINESS.

         Sabre owns all of the outstanding shares of Class A Common Stock of Travelocity (consisting of 33,000,000 shares), 30,000,000 partnership units in the Partnership and 2,033,970 shares of common stock. Assuming conversion of the Class A Common Stock and the exchange of Sabre's partnership units into common stock, Sabre would own an additional 33,000,000 shares of common stock which, when combined with the 2,033,970 shares of common stock already owned by Sabre, would represent approximately 70% of the outstanding shares of Travelocity's common stock (excluding options that are currently exercisable for common stock). The 33,000,000 shares of Class A Common Stock of Travelocity and the shares of common stock generally vote together as a single class. Because each share of Class
A Common Stock and each share of common stock is entitled to one vote, Sabre holds approximately 70% of the voting power of Travelocity.

         As such, Sabre has the power to influence Travelocity's business strategy, including decisions relating to the pursuit of transactions, commercial opportunities and agreements with major suppliers and other strategic partners. Under intercompany agreements between Travelocity and Sabre, Sabre or its affiliates provide to Travelocity, among other things, marketing, management, technology and intellectual property, accounting and other services. See "Item 13. Certain Relationships and Related Transactions" in Part III of this Report.

         Travelocity is expanding its merchant capabilities and inventory and is engaged in a number of discussions with third parties that could result in the acquisition by Travelocity of merchant businesses from such parties. Because of its ownership and control of Travelocity, Sabre is aware of Travelocity's merchant strategy and its discussions with third parties.

         A number of potential alternatives have been discussed by Travelocity and travel suppliers in an effort to reduce suppliers' distribution costs. These include, for example, restructuring the traditional economic relationships and payment flows among Travelocity, Sabre and travel suppliers. One method by which distribution costs, and particularly booking fees, may be potentially decreased is the establishment of models that result in direct bookings between Travelocity's site and the travel supplier's internal reservation system (or the economic equivalent thereof). Travelocity now has entered into contractual relationships relating to establishment of direct connections (or the economic equivalent thereof) with several major air carriers. Such connections would result in travel reservations being made outside the Sabre computer reservation system, which affects certain agreements in place between Sabre and Travelocity. See "Item 13. Certain Relationships and Related Transactions--Access Agreement" and "--Marketing and Fares Agreement" in Part III of this Report. Establishing direct connections with major air carriers may involve risks, including additional expense and/or capital expenditures on the part of Travelocity and a reduction in the fees payable by Sabre under the Marketing and Fares Agreement.

         Travelocity and its online travel competitors continually are striving to deploy new technologies designed to make online travel more convenient, efficient and cost-effective for consumers and travel suppliers. Sabre is our principal external technology vendor. Certain of our competitors have recently introduced advanced technology based on certain "off-host" processing and searching functionality. Travelocity, independently of and through its technology agreements with Sabre, is endeavoring to meet or exceed these technological advancements. See "Item 13. Certain Relationships and Related Transactions - Intercompany Agreements" in Part III below.

         Under Article Eight of Travelocity's Restated Certificate of Incorporation, prior to March 7, 2002, Travelocity could not enter into any transaction or agreement with Sabre (or with any material customer or supplier of Sabre), or amend, modify, terminate or waive any contractual right of Travelocity thereunder, without first obtaining the approval of at least one Travelocity director independent of Sabre or of a majority of such independent directors acting under guidelines adopted by them. In addition, at the time of Travelocity's formation, both Travelocity and Sabre recognized that certain conflicts of interest might arise between the entities because of Sabre's controlling ownership of Travelocity's common stock, Sabre's control of Travelocity's board and the intercompany agreements. In light of these circumstances, the board of directors of Travelocity created a corporate governance committee, consisting entirely of directors independent of Sabre, to monitor the business and financial relationships between Travelocity and Sabre and to oversee Travelocity's policies and procedures with respect to conflicts of interest and corporate opportunity. Thereafter, the corporate governance committee adopted guidelines for approval of transactions between Travelocity on the one hand and Sabre (or its material customers or suppliers) on the other.

IF WE ARE UNABLE TO CONTINUE TO OBTAIN FAVORABLE UNPUBLISHED FARES AND/OR ACCESS TO RELATED SEAT INVENTORY FROM OUR TRAVEL SUPPLIERS, IT WOULD HAVE AN ADVERSE IMPACT ON OUR REVENUES.

         We are parties to agreements with some of our travel suppliers pursuant to which we may receive favorable unpublished fares from such travel suppliers. We then resell these airfares and other products to our customers at a retail price which we determine. Our ability to increase our transaction services revenues depends on our ability to continue to receive favorable unpublished fares from our travel suppliers. Under these agreements, our travel suppliers have no obligations to make available to us favorable unpublished fares. If we are unable to renew these agreements upon their respective expiration dates, or to renew them on terms favorable to us, it would have an adverse effect on our revenues. Moreover, because our ability to provide high gross margin products is dependent on the availability of favorable unpublished fares, we are subject to the general risks that affect the airline and hotel industries, as well as the specific risks related to our individual travel suppliers, such as, among other things, disruption in air travel due to safety concerns, labor strife and fuel price escalation.

OUR TECHNOLOGY MAY NOT BE COMPATIBLE WITH POTENTIAL STRATEGIC PARTNERS' TECHNOLOGY OR CONTINUE TO BE COMPATIBLE WITH OUR EXISTING STRATEGIC PARTNERS' TECHNOLOGY, WHICH COULD ADVERSELY EFFECT OUR ABILITY TO SUCCESSFULLY COMPETE IN OUR INDUSTRY.

         In order to remain competitive in the online travel industry, we must continue to enhance and improve our technology to ensure its compatibility with potential and existing strategic partners' technology. Most of our strategic relationships require that our technology be compatible with our partners' technology. If our strategic partners improve or enhance their technology in a manner that renders our technology obsolete, and thereby incompatible, and if we are unable to change or improve our technology in a timely manner to correct such problem, we may not be able to maintain such relationships. Also, we may not have the technology to capitalize on opportunities with potential strategic partners. For example, some of our competitors have entered into arrangements directly with travel suppliers for the provision of travel products and services by such travel suppliers in lieu of going through a global distribution system, such as Sabre's system. Because travel suppliers are able to avoid the fee charged by global distribution systems for reservation bookings made by customers, such travel suppliers may choose to provide travel products and services to our competitors on terms that are more favorable than if the suppliers' products and services were sold by us using the Sabre system, and more favorable than the terms offered to us. The Company is continuing to improve its technologies to allow for the establishment of supplier direct connections. However, until such connections or their economic equivalent are in place, we may be unable to obtain the same favorable terms as our competitors, which could adversely affect our revenues, our market share and our ability to compete in our industry.

TRAVEL INDUSTRY CONSOLIDATION, INCLUDING THE FORMATION OF STRATEGIC ALLIANCES AND CONSORTIA TO REPLACE TRAVEL AGENCIES, MAY HARM OUR COMPETITIVE POSITION.

         We depend greatly on our relationships with airlines and other travel suppliers, and adverse changes in these relationships could affect the inventory of travel products available on our websites. Travel suppliers, including travel content providers, may not make their services and products available to us on satisfactory terms or at all, or may choose to provide their products and services only to our competitors. In addition, we cannot assure you that our travel suppliers will continue to sell products and services through global distribution systems on terms satisfactory to us. It is possible that in connection with industry consolidation, strategic alliances or other travel supplier consortia airlines and other travel suppliers may choose not to distribute their travel products and services through online distribution sites such as ours.

         Furthermore, airlines and other travel suppliers could decide to sell their travel products and services exclusively through other distribution channels or to otherwise restrict our access to their travel products and inventory. For example, several major airline carriers formed a joint sales agency known as Orbitz in June 2001. Pursuant to agreements among the carriers and Orbitz, Orbitz receives favorable and in some cases exclusive access to certain airline fares and inventory and enjoys other rights and benefits, including "most favored nations" privileges, not currently enjoyed by independent travel agencies such as the Company. As a result of these benefits, Orbitz will be able to create a more comprehensive product or service offering than us, which will adversely affect our sales and revenues.

         If we are unable to maintain or expand our relationships with airlines and other travel suppliers, our ability to offer and expand our travel service offerings or offer the lowest-priced travel inventory could be reduced and our sales and revenues could be materially adversely affected.

A DECLINE IN COMMISSION RATES OR THE ELIMINATION OF REVENUES BY AIRLINES AND OTHER TRAVEL SUPPLIERS WOULD REDUCE OUR REVENUES.

         A substantial portion of our revenues comes from the revenues paid by travel suppliers for bookings made through our online travel services. We do not yet have written commission agreements with all travel suppliers and accordingly, consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rates for bookings made through our websites or to pay revenues at all. If airlines, hotel chains or other travel suppliers with whom we do not have guaranteed compensation agreements reduce current industry commission rates or eliminate revenues entirely and we were not able to enter into merchant model agreements with these travel suppliers, or successfully charge a compensating service fee to consumers, our revenues would be significantly reduced. We cannot provide assurances that such airlines, hotel chains or other travel suppliers will not reduce current industry commission rates, refuse to enter into merchant model agreements with us or eliminate revenues entirely, either of which could reduce our revenues and margins, and adversely affect our business, financial condition and results of operations.

         If travel suppliers with whom we do not have guaranteed compensation agreements discontinue payment of revenues for tickets booked through the Internet or refuse to enter into merchant model agreements with us, we might be forced to charge a service fee. As a result of the implementation of a service fee, we could lose a large portion of our customers and consequently experience a material adverse effect on our business, financial condition and results of operations.

ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH DISTRIBUTION PARTNERS AND OTHER THIRD PARTY SERVICE PROVIDERS COULD REDUCE OUR REVENUES.

         Our relationships with Yahoo!, AOL and other distribution partners provide us with a significant amount of our customers. If we are unable to maintain satisfactory relationships with Yahoo! or AOL, or if these companies are unable to maintain their positive market presence and reputation and steer online traffic to our websites, our sales and revenue could decline, and our business, financial condition and results of operations could be adversely affected.

         We are currently in discussions with Yahoo! to extend our agreement with Yahoo!. There can be no assurance that the agreement will be extended or, if extended, as to the terms of the extended agreement. The failure to extend this agreement on terms attractive to Travelocity could result in a material adverse effect in Travelocity's business, financial condition and results of operations.

         Any discontinuance in the services provided to us by third parties, such as global distribution systems providers, Web hosting providers and others, or any deterioration or interruption of their services, would prevent consumers from accessing or purchasing particular travel services through our websites, which would reduce our sales and revenues and adversely impact our business, financial condition and results of operations.

THE REVENUES DERIVED FROM OUR RELATIONSHIPS WITH COMPANIES SUCH AS YAHOO! AND AOL MAY NOT BE SUFFICIENT TO OFFSET OUR SIGNIFICANT FINANCIAL COMMITMENTS TO THOSE COMPANIES.

         We may not be able to achieve sufficient online traffic, travel bookings or revenues to justify our significant financial obligations to Yahoo! and AOL under various agreements. Under these agreements, as of December 31, 2001, we expect to pay at least $8 million to Yahoo! over the remaining term of the agreement and at least $120 million to AOL over the remaining term of the agreement. See "Business - Strategic Relationships." In addition, our financial obligations under these agreements may limit our operational flexibility in the future, which could materially affect our business, financial conditions and results of operations.

BECAUSE WE ARE AFFILIATED WITH SABRE, POTENTIAL STRATEGIC PARTNERS OR VENDORS MAY NOT WISH TO ENTER INTO STRATEGIC RELATIONSHIPS WITH US.

         Because of our affiliation with Sabre, potential strategic partners or vendors may not wish to enter, or may be contractually prohibited from entering into or expanding strategic relationships with us. To the extent that many potential strategic partners were to decline strategic relationships with us, or if vendors were to limit their dealings with us because of our affiliation with Sabre, our business, operating results and financial condition could be materially adversely affected.

OUR DEPENDENCE ON SABRE'S GLOBAL DISTRIBUTION SYSTEM MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR REVENUES.

         As a result of a long term agreement with Sabre, and subject to certain exceptions, we are generally obligated to use Sabre's global distribution system as a means of providing our customers with travel reservation information, including price comparisons, and completing travel reservation bookings. Sabre charges our suppliers a fee for reservation bookings made by our customers. Our revenues are dependent, in part, on the ability of Sabre's global distribution system to compete, in terms of booking fees, technological innovation and reliability, with other global distribution systems such as those operated by Amadeus Global Travel Distribution SA, Galileo International Inc. and Worldspan, L.P. Our suppliers may not want to enter into favorable distribution deals with us if Sabre booking fees are in excess of those charged by competing global distribution systems. Our ability to do business and generate revenues may be harmed if Sabre's global distribution system suffers interruptions causing its services to become unavailable. We may not be able to provide our customers with new and innovative features on our websites, and thus effectively compete with our competitors, if Sabre's technology is obsolete or noncompetitive.

WE MAY NOT BE ABLE TO OBTAIN REIMBURSEMENT FOR AMOUNTS NECESSARY TO OBTAIN ACCESS TO CERTAIN SUPPLIER INVENTORY, FAVORABLE COMMISSION OR SERVICE FEE AGREEMENTS OR CERTAIN EXCLUSIVE MARKETING RIGHTS UPON THE EXPIRATION OF THE MARKETING AND FARES AGREEMENT WITH SABRE.

         We have entered into a marketing and fares agreement with Sabre pursuant to which Sabre has agreed to reimburse us for certain incentive payments paid by us to airlines in order to obtain access to certain supplier inventory, favorable commission or service fee agreements or certain exclusive marketing rights. See "Item 13. Certain Relationships and Related Transactions." The marketing and fares agreement expires in 2004. Funds received by the Company under the marketing and fares agreement have allowed us to establish relationships with certain major airlines in which we are provided access to certain inventory, favorable commission or service fee agreements or exclusive marketing rights. These relationships are crucial to the success of our merchant model. If we are not able to obtain reimbursement from Sabre for the supplier incentive payments, we would need to provide airlines and other travel suppliers with similar incentive payments in order to continue our relationships with them. We may not be able to provide such incentive payments on terms acceptable to us, or at all. In addition, we must continue to enhance and improve our technology to ensure its compatibility with our strategic partners' technology. See "Risk Factors - Our technology may not be compatible with potential strategic partners' technology or continue to be compatible with our existing strategic partners' technology, which could adversely effect tour ability to successfully compete in our industry."

         There are no assurances that we will be able to obtain continued reimbursement from Sabre with respect to the incentive payments owed to travel suppliers. The failure to obtain such reimbursement may result in a substantial adverse affect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR MISAPPROPRIATION BY THIRD PARTIES, IT WOULD HAVE AN ADVERSE AFFECT ON OUR COMPETITIVE POSITION.

         We consider our intellectual property significant assets of the Company. We rely on intellectual property laws, both in the United States and abroad, and confidentiality agreements to protect our intellectual property. There can be no assurance that these measures will be sufficient to protect our intellectual property from infringement or misappropriation by third parties. We may become involved in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of other intellectual property. Such litigation will be costly and divert our management's attention and our resources from the operation of the business. Licensees of our technology also could take inappropriate actions that might decrease the value of our proprietary rights in our intellectual property. In addition, the Company and Sabre have agreed to share some of their intellectual property rights. Because this agreement permits more than one entity to use these intellectual property rights, it may increase the chance that our intellectual property could be misappropriated by a third party. If this occurs, it will adversely affect our competitive position.

IF WE ARE UNABLE TO INCREASE OUR BRAND RECOGNITION AMONG CONSUMERS, WE MAY NOT BE ABLE TO ATTRACT NEW MEMBERS AND INCREASE OUR REVENUES.

         We believe that establishing, maintaining and enhancing the Travelocity brand is critical to our efforts to attract new members and increase our revenues. The number of websites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these websites already have well-established brands in online services or the travel industry generally. Promotion of the Travelocity brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition to attract and retain online consumers and to respond to competitive pressures. However, we cannot provide assurance that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals. Our inability to effectively promote our brand could have a material adverse affect on our business, financial condition and results of operations. Even if we are successful in promoting our brand, the increased brand recognition may not economically justify the cost of brand promotion needed to achieve that recognition.

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

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services. Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to adversely affect the level of Internet usage and the processing of transactions on our websites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs. Such costs may adversely affect our business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR SERVICES TO CUSTOMERS.

         In order to remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our websites. If we fail to continually improve our websites' speed, personalization and customer service, we could lag behind competitors or our websites could become obsolete. As a result, we could lose market share and our revenues would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our services depend on complex search mechanisms to find the best available fares. If our competitors develop technology to help consumers find the best fares more quickly or easily, or at a cheaper cost, then we may also lose market share. In order remain competitive, we may have to incur substantial costs and expenses to respond to the increasingly sophisticated requirements of online consumers and suppliers. Such costs and expenses may have a material adverse effect on our business, financial condition and results of operations.

SECURITY BREACHES IN OUR SYSTEMS OR CREDIT CARD FRAUD COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

         Consumer concerns over the security of transactions conducted on the Internet and over privacy issues may inhibit the growth of the Internet and online commerce. The security of our customers confidential transaction data could be jeopardized as a result of the accidental or intentional acts of Internet users, our current and former employees or others, or computer viruses. If we experience significant credit card fraud or if there is a breach in the security of our systems, we could lose consumers' confidence and consequently, their business. In addition, we may be liable for damages caused by security breaches. Such liability could increase our expenses and exhaust our resources, which could have a material adverse effect on our business, financial condition and results of operations.

         Security breaches experienced by other electronic commerce companies could reduce consumers' confidence in our websites. Although we plan to continue to use encryption and authentication technology, these measures can be circumvented. The costs required to continually upgrade our security measures could be prohibitively expensive and could result in delays or interruption of service that could result in a loss of consumers.

OUR COMPUTER SYSTEMS MAY SUFFER SYSTEM FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS WHICH COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS.

         The interruption, impaired performance or insufficient capacity of our systems could lead to interruptions or delays in our service, loss of data or our inability to process reservations, which could cause us to lose customers. Our systems and operations can be damaged or interrupted by fire, flood, power loss, telecommunications failure, computer viruses, earthquake, tornado and similar events and our redundant systems or disaster recovery plans may not be adequate. In addition, our dependence on Sabre's global distribution system subjects us to risks relating to system failures, capacity constraints and business interruption of Sabre's system as well. If any of such events occur, it may have a material adverse effect on our business, financial condition and results of operations. We must continually devote substantial financial, technical and operational resources to expand and upgrade our systems and infrastructure.

WE MAY NOT BE ABLE TO MAINTAIN OUR PROFITABILITY.

         We achieved cash profitability in 2001, based on a non-GAAP measurement of profitability which excludes Special Items. However, we expect our operating expenses to increase significantly as we develop and expand our services, expand our domestic and international operations, enhance the Travelocity brand, find site and content development and invest in operating infrastructure. We will need to increase our revenues significantly in order to remain profitable, excluding Special Items, and there is no assurance that we will be able to do so. If our revenues do not increase as expected to defray the our costs and expenses, there could be an adverse effect on our business, operating results and financial condition.

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

         Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed when it terminates, state and local governments could impose taxes on Internet-based sales. These taxes could decrease the demand for our products and services or increase our costs of operations, which would have a material adverse effect on our business, financial condition and results of operations.

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

OUR ABILITY TO PROMOTE OUR SERVICES IN SOUTHEAST ASIA, AUSTRALIA, NEW ZEALAND, JAPAN, INDIA AND OTHER NEARBY REGIONS IS RESTRICTED.

         An agreement between Sabre and Abacus International Pte Ltd., the operator of a global distribution system, may restrict us from directing promotions of our services specifically to consumers in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions. The agreement also provides Abacus the first opportunity to market our underlying technology to Internet service providers in the restricted area. In addition, after we become profitable on a GAAP basis, we will be required to transfer a proportional amount of revenues based upon the percentage of bookings made in the restricted marketing area to a joint venture between Sabre and Abacus. We will be able to deduct all direct and indirect costs from bookings made from the restricted area. These restrictions may in the future limit us from expanding our operations in Southeast Asia, Australia, New Zealand, Japan, India and other nearby regions, unless we are able to obtain a waiver from such restrictions.

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

         At December 31, 2001, our investments in marketable securities were approximately $113.1 million. If interest rates were to decline an average of 10% in 2002 compared to 2001, our total return on these investments would decrease approximately $541,000. This amount was determined by applying the hypothetical interest rate change to the Company's marketable securities balances as of December 31, 2001.

         At January 1, 2001, the Company held warrants for the purchase of shares of Class A Common Stock of HRN, received in connection with an affiliation agreement entered into during 2000. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and received additional vested warrants to purchase shares of HRN stock in connection with this extended agreement. As a result of completing five cashless exercises of these warrants for the year ended December 31, 2001, the Company received approximately 1.1 million shares of HRN Class A Common Stock. The Company's shares of HRN Class A Common Stock were subject to market risk. However, during 2001, the Company had disposed of all HRN stock received upon exercise of the HRN warrants for cash proceeds totaling approximately $39.0 million.

         At December 31, 2001, the fair value of HRN warrants held by the Company, earned during the fourth quarter of 2001, totaled approximately $1.7 million. A 10% decline in the stock price of HRN Class A Common Stock would have caused a decline of approximately $256,000 in the fair value of the warrants.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Ernst & Young LLP, Independent Auditors...............................    F-1
Consolidated Balance Sheets.....................................................    F-2
Consolidated Statements of Operations...........................................    F-3
Consolidated Statements of Cash Flows...........................................    F-4
Consolidated Statements of Stockholders' Equity (Deficit).......................    F-5
Notes to Consolidated Financial Statements......................................    F-7

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Travelocity.com Inc.

         We have audited the accompanying balance sheets of Travelocity.com Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travelocity.com Inc. at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in 2001.

                                         /s/ Ernst & Young LLP

Dallas, Texas
January 14, 2002, except for Note 16, as to which the date is March 26, 2002

                              TRAVELOCITY.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                                  2001            2000
                                                                                              ------------    ------------
                                            ASSETS
CURRENT ASSETS
  Cash......................................................................................   $   1,034      $      859
  Marketable securities.....................................................................     113,053          70,696
  Accounts receivable, net of allowance for doubtful accounts of $2,668 and $649,
    respectively............................................................................      33,532          19,196
    Prepaid expenses and other current assets...............................................      26,693          18,755
                                                                                               ---------       ---------
      Total current assets..................................................................     174,312         109,506

Property and equipment, net.................................................................      28,275          17,781
Goodwill, net of accumulated amortization of $160,969 and $73,249, respectively.............     104,674         192,393
Intangible assets, net of accumulated amortization of $4,840 and $2,200, respectively.......       3,080           5,720
Other assets................................................................................       7,591           2,568
                                                                                               ---------       ---------
      TOTAL ASSETS..........................................................................   $ 317,932       $ 327,968
                                                                                               =========       =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................................................   $   8,753       $   6,242
  Accrued compensation and related benefits.................................................       4,805           3,910
  Deferred revenue..........................................................................      12,635              12
  Other accrued liabilities.................................................................      13,870           6,871
  Current portion of capital lease obligations..............................................       4,030             618
                                                                                               ---------       ---------
      Total current liabilities.............................................................      44,093          17,653
Deferred revenue............................................................................      17,202           2,918
Other liabilities...........................................................................       5,312           1,109
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Series A Preferred Stock, $.001 par value; 7,000 shares authorized at
    December 31, 2001 and December 31, 2000; no shares issued...............................          --              --
  Common Stock, $.001 par value; 135,000 shares authorized; 17,003 and 16,199 shares
    issued and outstanding at December 31, 2001 and December 31, 2000, respectively.........          17              16
  Class A Common Stock, $.001 par value; 33,000 shares authorized, issued and
    outstanding at December 31, 2001 and December 31, 2000..................................          33              33
  Class B Common Stock, $.001 par value; 75,000 shares authorized at December 31, 2001
    and December 31, 2000; no shares issued.................................................          --              --
  Additional paid-in capital................................................................     441,285         424,903
  Equity options outstanding................................................................      17,815           4,225
  Accumulated other comprehensive income....................................................         517             416
  Accumulated deficit.......................................................................    (208,342)       (123,305)
                                                                                               ---------       ---------
      Total stockholders' equity............................................................     251,325         306,288
                                                                                               ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................   $ 317,932       $ 327,968
                                                                                               =========       =========

      The accompanying notes are an integral part of these financial statements.

                                      TRAVELOCITY.COM INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2001        2000        1999
                                                                                     --------    ---------    --------
REVENUES
  Transaction services revenue
    Air...........................................................................   $147,238    $ 107,991     $ 47,077
    Non-air.......................................................................     58,930       31,823        7,490
  Advertising.....................................................................     62,853       47,374        8,591
  Other...........................................................................     32,749        5,482        1,029
                                                                                     --------    ---------     --------

      Total revenues..............................................................    301,770      192,670       64,187
  Costs of revenues...............................................................    101,868       72,131       40,255
                                                                                     --------    ---------     --------

  Gross profit....................................................................    199,902      120,539       23,932
OPERATING EXPENSES
  Selling and marketing...........................................................    145,643      120,112       29,532
  Technology and development......................................................     22,757       18,507        9,624
  General and administrative......................................................     20,400       16,698        5,407
  Expenses related to integration of Preview Travel...............................         --        1,537           --
  Stock compensation(1)...........................................................     15,935        4,882           --
  Amortization of intangible assets and goodwill..................................     89,647       72,607           --
                                                                                     --------    ---------     --------
      Total operating expenses....................................................    294,382      234,343       44,563
                                                                                     --------    ---------     --------
OPERATING LOSS....................................................................    (94,480)    (113,804)     (20,631)
OTHER INCOME
  Interest income, net............................................................      4,496        3,689           --
  Other income, net...............................................................     (1,657)       1,127           --
                                                                                     --------    ---------     --------
  Loss before Sabre's interest in partnership.....................................    (91,641)    (108,988)     (20,631)
Sabre's interest in partnership...................................................         --       62,086           --

Benefit for income taxes..........................................................        462           --           --
                                                                                     --------    ---------     --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD......................    (91,179)     (46,902)     (20,631)
Cumulative effect of change in accounting method, net of Sabre's interest in
  partnership and income taxes....................................................      6,142           --           --
                                                                                     --------    ---------     --------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS......................................   $(85,037)   $ (46,902)    $(20,631)
                                                                                     ========    =========     ========

LOSS PER COMMON SHARE, BASIC AND DILUTED:
  Loss before cumulative effect of change in accounting method....................   $  (4.62)   $   (2.17)
  Cumulative effect of change in accounting method................................        .31           --
                                                                                     --------    ---------
  Net loss........................................................................   $  (4.31)   $   (2.17)
                                                                                     ========    =========



  Weighted average common shares used in loss per common share computation:
  Basic and diluted...............................................................     19,715      21,647
                                                                                     ========    ========

  ----------------------------------
  (1)    Stock compensation relates to the following:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2001        2000        1999
                                                                                     --------    ---------    --------
       Costs of revenues..........................................................   $      7    $      29     $     --
       Selling and marketing......................................................      2,599        1,687           --
       Technology and development.................................................      1,048          164           --
       General and administrative.................................................     12,281        3,002           --
                                                                                     --------    ---------     --------

          Total...................................................................   $ 15,935    $   4,882     $     --
                                                                                     ========    =========     ========

     The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                     2001        2000         1999
                                                                                  ---------    ---------    --------
OPERATING ACTIVITIES
Net loss ........................................................................ $ (85,037)   $ (46,902)   $(20,631)
Adjustments to reconcile net loss to cash used for operating activities:
   Cumulative effect of change in accounting method ............................     (6,142)          --          --
   Depreciation and amortization ................................................   137,113      109,546       2,833
   HRN warrants .................................................................    (8,495)        (777)         --
   Stock compensation ...........................................................    15,935        4,882          --
   Gain on sale of investments ..................................................      (484)      (1,127)         --
   Sabre's interest in partnership ..............................................        --      (62,086)         --
   Changes in operating assets and liabilities:
      Accounts receivable and other assets ......................................   (17,573)     (15,934)       (781)
      Accounts payable, accrued and other liabilities ...........................     7,066       (3,909)      7,206
      Prepayment to strategic distribution partner ..............................   (41,967)     (40,000)         --
      Deferred revenue ..........................................................     4,382        2,918          --
      Payable to affiliates .....................................................        34           93      (1,395)
                                                                                  ---------    ---------    --------
   Cash provided (used) for operating activities ................................     4,832      (53,296)    (12,768)
INVESTING ACTIVITIES
Additions to property and equipment .............................................   (11,552)     (11,717)       (522)
Purchases of marketable securities ..............................................  (372,677)    (268,819)         --
Sales of marketable securities ..................................................   331,026      218,222          --
Sale of securities acquired upon exercise of HRN warrants .......................    38,950           --          --
Other investing activities, net .................................................    (1,997)        (906)         --
Cash acquired from Preview Travel, net of direct acquisition costs ..............        --          827          --
                                                                                  ---------    ---------    --------
   Cash used for investing activities ...........................................   (16,250)     (62,393)       (522)
FINANCING ACTIVITIES
Proceeds from exercise of stock options .........................................    13,145        3,786          --
Principal payments under capital lease obligations ..............................    (1,552)        (736)         --
Cash advances from Sabre affiliates .............................................        --        6,818      13,290
Contribution of cash to the Partnership by Sabre in connection with the Merger...        --       52,680          --
Proceeds from issuance of common stock ..........................................        --       54,000          --
                                                                                  ---------    ---------    --------
   Cash provided by financing activities ........................................    11,593      116,548      13,290
                                                                                  ---------    ---------    --------
Increase in cash and cash equivalents ...........................................       175          859          --
Cash at beginning of the period .................................................       859           --          --
                                                                                  ---------    ---------    --------
Cash at end of the period ....................................................... $   1,034    $     859    $     --
                                                                                  =========    =========    ========


Supplemental cash flow information:
      Cash payments for interest .............................................    $     319    $      88    $     --
                                                                                  =========    =========    ========

      The accompanying notes are an integral part of these financial statements.

                                                  TRAVELOCITY.COM INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (In thousands)
------------------------------------------------------------------------------------------------------------

                                                                                      Contri-      Stock
                                       Series A               Class A   Class B       butions       Sub-
                                       Preferred   Common     Common    Common         From      Scription
                                         Stock     Stock       Stock     Stock      Affiliates   Receivable
                                       --------------------------------------------------------------------
Balance at December 31, 1998            $    -      $  -       $  -      $    -       $ 7,841      $    -
Net loss                                     -         -          -           -             -           -

Issuance of common stock to affiliate        -         -          3           -             -           -

Stock subscription receivable from
   affiliate                                 -         -          -           -             -          (3)
                                        ------      ----       ----      ------       -------      ------
Balance at December 31, 1999                 -         -          3           -         7,841           -

Comprehensive loss:

   Net loss                                  -         -          -           -             -           -

   Unrealized gain on
     investments, net of
     deferred income taxes                   -         -          -           -             -           -
   Comprehensive loss                        -         -          -           -             -           -

Contribution of the assets and
   liabilities of the Travelocity
   Division by Sabre                         -         -          -           -        (7,841)          3

Conversion by Sabre of 3,000 Class A
   common shares to 33,000 Series A
   preferred shares                         33         -         (3)          -             -           -

Conversion of 33,000 Series A
   preferred shares to 33,000
   Class A common shares                   (33)        -         33           -             -           -

Issuance of 14,378 common shares in
   connection with the merger with
   Preview Travel                            -        14          -           -             -           -

Issuance of 1,350 common shares for
   cash                                      -         1          -           -             -           -

Issuance of 471 common shares pursuant
   to stock option, restricted stock
   incentive and stock purchase plans        -         1          -           -             -           -


                                                                    Accumu-
                                                                     lated
                                       Additional    Equity          Other         Accumu-
                                        Paid-in      Options      Comprehensive    lated
                                        Capital     Outstanding       Income       Deficit      Total
                                       --------------------------------------------------------------------
Balance at December 31, 1998             $     -     $      -        $     -      $ (55,772)   $(47,931)

Net loss                                       -            -              -        (20,631)    (20,631)

Issuance of common stock to affiliate          -            -              -              -           3

Stock subscription receivable from
   affiliate                                   -            -              -              -          (3)
                                         -------     --------        -------      ---------    --------
Balance at December 31, 1999                   -            -              -        (76,403)    (68,562)

Comprehensive loss:
   Net loss                                    -            -              -        (46,902)    (46,902)

   Unrealized gain on
     investments, net of
     deferred income taxes                     -            -            416              -         416
                                                                                                    ---
   Comprehensive loss                          -            -              -              -     (46,486)

Contribution of the assets and
   liabilities of the Travelocity
   Division by Sabre                      80,721            -              -              -      72,883

Conversion by Sabre of 3,000 Class A
   common shares to 33,000 Series A
   preferred shares                        8,619            -              -              -       8,649

Conversion of 33,000 Series A
   preferred shares to 33,000
   Class A common shares                       -            -              -              -           -

Issuance of 14,378 common shares in
   connection with the merger with
   Preview Travel                        276,749            -              -              -     276,763

Issuance of 1,350 common shares for
   cash                                   53,999            -              -              -      54,000

Issuance of 471 common shares
   pursuant to stock option,
   restricted stock incentive and
   stock purchase plans                    4,693            -              -              -       4,694

------------------------------------------------------------------------------------------------------------
                                                                                      Contri-      Stock
                                       Series A               Class A   Class B       butions       Sub-
                                       Preferred   Common     Common    Common         From      Scription
                                         Stock     Stock       Stock     Stock      Affiliates   Receivable
                                       --------------------------------------------------------------------
Stock based compensation for
   consultants and employees of the
   Company and Travelocity Holdings           -         -          -         -            -             -
                                         ------    ------     ------    ------       ------        ------
Balance at December 31, 2000                  -        16         33         -            -             -

Comprehensive loss:

   Net loss                                   -         -          -         -            -             -

   Unrealized gain on investments,
     net of deferred income taxes             -         -          -         -            -             -
   Comprehensive loss                         -         -          -         -            -             -

Issuance of 804 common shares
   pursuant to stock option,
   restricted stock incentive and             -         1          -         -            -             -
   stock purchase plans

Stock based compensation for
   consultants and employees of the
   Company and Travelocity Holdings           -         -          -         -            -             -
                                         ------    ------     ------    ------       ------        ------
Balance at December 31, 2001             $    -    $   17     $   33    $    -       $    -        $    -
                                         ======    ======     ======    ======       ======        ======


                                                                    Accumu-
                                                                     lated
                                       Additional    Equity          Other         Accumu-
                                        Paid-in      Options      Comprehensive    lated
                                        Capital     Outstanding       Income       Deficit      Total
                                       --------------------------------------------------------------------
Stock based compensation for
   consultants and employees of the
   Company and Travelocity Holdings           122       4,225              -              -       4,347
                                        ---------    --------       --------      ---------    --------
Balance at December 31, 2000              424,903       4,225            416       (123,305)    306,288

Comprehensive loss:

   Net loss                                     -           -              -        (85,037)    (85,037)

   Unrealized gain on investments,
   net of deferred income taxes                 -           -            101              -         101
   Comprehensive loss                           -           -              -              -     (84,936)

Issuance of 804 common shares
   pursuant to stock option,
   restricted stock incentive and          14,370           -              -              -      14,371
   stock purchase plans

Stock based compensation for
   consultants and employees of the
   Company and Travelocity Holdings         2,012       13,59              -              -      15,602
                                        ---------    --------       --------      ---------    --------
Balance at December 31, 2001            $ 441,285    $ 17,815       $    517      $(208,342)   $251,325
                                        =========    ========       ========      =========    ========

      The accompanying notes are an integral part of these financial statements.

                              TRAVELOCITY.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL INFORMATION

BUSINESS AND ORGANIZATION

         Travelocity.com Inc. ("Travelocity" or the "Company") is a pioneer and market-leading brand in the online travel industry. Travelocity was incorporated on September 30, 1999 and is a holding company whose principal assets consist of an approximate 40% partnership interest in Travelocity.com LP, a Delaware limited partnership (the "Partnership"). The assets and liabilities related to the Company's online travel business are held by the Partnership.

         The Company, through the Partnership, is engaged in consumer-direct travel distribution over the Internet. Through its online travel websites, which are accessible free of charge through the Internet and online services, leisure and business travelers can compare prices, make travel reservations and obtain destination information. The Company features booking and purchase capability for airlines, car rental and hotel companies, cruises and vacation packages, and offers access to a database of information regarding specific destinations and other information of interest to travelers. The Internet address for the Company's main websites is www.travelocity.com.

         The Company and Sabre Holdings Corporation ("Sabre") are the partners in the Partnership. The Company currently holds an approximate 40% equity interest in the Partnership, with the remaining approximate 60% equity interest held by Sabre. Sabre, through ownership of shares of the Company's common stock and Class A Common Stock, also holds an approximately 25% equity interest in the Company. Sabre currently beneficially holds approximately 70% equity interest in the Partnership--that is:

         o an approximately 60% equity interest held directly and indirectly through wholly-owned subsidiaries, plus

         o an approximately 10% equity interest held through the Company--that is, 25% (Sabre's equity interest in the Company) of 40% (the Company's equity interest in the Partnership).

         Sabre owns all of the outstanding shares of Class A Common Stock of the Company (comprised of 33,000,000 shares), 30,000,000 partnership units in the Partnership and 2,033,970 shares of common stock of the Company. Assuming conversion of the Class A Common Stock and the exchange of Sabre's partnership units into common stock, Sabre would own an additional 33,000,000 shares of common stock which, when combined with the 2,033,970 shares of common stock already owned by Sabre, would represent approximately 70% of the outstanding shares of the Company's common stock (excluding options that are currently exercisable for common stock). The 33,000,000 shares of Class A Common Stock of the Company and the shares of common stock generally vote together as a single class. Because each share of Class A Common Stock and each share of common stock is entitled to one vote, Sabre holds approximately 70% of the voting power of the Company.

THE PARTNERSHIP

         The Partnership, a Delaware limited partnership, was formed on September 30, 1999. Applicable Delaware law and the partnership agreement govern its operations. Following the March 7, 2000 merger between the Company and Preview Travel, Inc. (the "Merger"), the Partnership owns the combined online businesses formerly conducted by Sabre's former Travelocity business unit (the "Travelocity Division") and Preview Travel. The Partnership is governed by a nine member board of directors. Sabre has the right to elect four directors of the Partnership, and the Company (through its board of directors, which is controlled by Sabre) has the right to elect the remaining five directors.

         The partners in the Partnership are:

         o the Company and its wholly-owned subsidiary, Travelocity.com LP Sub, Inc., and

         o Sabre and its wholly-owned subsidiaries Travelocity Holdings, Inc. ("Travelocity Holdings") and TSGL Holding, Inc. ("TSGL Holding" and, together with Travelocity Holdings, the "Sabre Partners").

         The general partners of the Partnership are the Company and Travelocity Holdings. The other partners are limited partners.

          PARTNERSHIP UNITS EQUIVALENT TO TRAVELOCITY'S COMMON STOCK. One partnership unit is economically equivalent to one share of the Company's common stock. For this reason, when the Company issues new common shares, the Partnership will issue additional partnership units to the Company, and when the Company acquires its own common shares, it returns the same number of partnership units to the Partnership.

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

          SPECIAL MAJORITY APPROVAL RIGHTS. As long as the Sabre Partners own 30% or more of the partnership units, a special majority of the Partnership's board, including at least one director designated by the Company and one director designated by Travelocity Holdings, must approve any action to admit a new partner; to consolidate or merge the Partnership with another entity; to liquidate or dissolve the Partnership, initiate bankruptcy proceedings or dispose of substantially all of the Partnership's assets; to issue, directly or indirectly, any partnership units other than as expressly permitted by the partnership agreement; or to make distributions of cash or property to partners, or acquire partnership interests, except as expressly permitted by the partnership agreement; or until the expiration of such provision on March 7, 2002, to enter into any line of business other than providing consumer-direct travel content, travel reservation services and related goods and services through Internet websites.

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

         The Partnership agreement provides that the Company must contribute to the Partnership the tax benefit that the Company realizes from the use of net operating loss carryforwards acquired from Preview Travel in the Merger. As a result, the partners will share the benefit associated with Preview Travel's losses in proportion to their ownership of the Partnership. In addition, the partnership agreement provides that the Company must make contributions to the Partnership if the Company receives tax benefits attributable to its share of the Partnership's losses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company after elimination of all significant intercompany balances and transactions. For periods prior to the Merger, the financial statements have been prepared using Sabre's historical basis in the assets and liabilities of the Travelocity Division. The results of operations of Preview Travel have been included in the accompanying financial statements beginning with the date of the Merger. The financial statements include the results of operations, financial condition and cash flows of the Company as a division of Sabre for periods prior to the Merger, and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes the income statements include a reasonable allocation of administrative costs, which are described in Note 12, incurred by Sabre on behalf of the Company.

         Sabre has a majority equity interest in the Partnership and the general presumption would be for Sabre to consolidate the Partnership into its financial statements. Although the Company does not have a majority equity interest in the Partnership, it controls the Partnership through the Partnership's board of directors since it has the right to appoint a majority of the directors. Furthermore, although employees of Travelocity Holdings manage the day to day operations of the Partnership pursuant to a management services agreement, these employees are subject to the direction and oversight of the Partnership's board of directors. As such, the Partnership's board of directors has the unilateral ability to control the management of the Partnership, thereby enabling the Company to consolidate the Partnership in its separate financial statements.

         The Company's consolidated financial statements include the financial statements of the Company and the Partnership, with Sabre's interest in the Partnership's results of operations presented as a single line item, "Sabre's interest in partnership," in the Company's statement of operations. The amount of loss attributable to Sabre's interest is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the Merger, approximately $62.1 million. Losses attributable to Sabre's interest in the Partnership exceeding $62.1 million are recognized in the net loss attributable to the Company's common stockholders. During 2001 and 2000, the Company recognized net losses totaling approximately $50.4 million and $1.2 million, respectively, related to losses attributable to Sabre in excess of Sabre's basis in the Partnership. If and when the results of operations of the Partnership become profitable, net income attributable to the Company's stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company. The Company's consolidated results of operations and financial position consists of the total of the Company's share of the Partnership's results and 100% of the Company's results.

          USE OF ESTIMATES. The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies which incorporate significant estimates and assumptions include estimation of the collectibility of accounts receivable, recognition of stock compensation expense, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, and the valuation of warrants received in connection with an affiliation agreement. These policies are discussed in greater detail below.

         RECLASSIFICATIONS. Certain amounts for the prior years have been reclassified to conform to the current year presentation.

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

          FINANCIAL INSTRUMENTS. Except for certain warrants held by the Company at December 31, 2001 and 2000, the carrying value of the Company's financial instruments, including cash, marketable securities and accounts receivable generally approximated their respective fair values at December 31, 2001 and 2000. At December 31, 2000, the fair value of the warrants was $9.7 million and the carrying value was $2.5 million. The warrants were recorded at fair value effective January 1, 2001 upon adoption by the Company of FAS 133 as described below. At December 31, 2001, the carrying and fair value of the warrants was $1.7 million.

         DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization policies are as follows:



       Property and equipment
         Leasehold improvements............................   Lesser of lease term or useful life
         Furniture and fixtures............................   5 to 15 years
         Computer equipment................................   3 to 5 years
         Property under capital leases.....................   Lease term
         Intangible assets, including goodwill.............   1 to 7 years


         Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Depreciation of property and equipment totaled approximately $10,741,000, $7,707,000 and $786,000 in 2001, 2000 and 1999, respectively. Intangible assets, including goodwill, are amortized on the straight-line basis, over the lesser of estimated useful life or contractual right of use. Amortization of goodwill and intangible assets totaled approximately $90,345,000, $74,639,000 and $2,048,000 in 2001,
2000 and 1999. Accumulated amortization of goodwill and intangible assets approximated $165,809,000 and $75,464,000 at December 31, 2001 and 2000,
respectively (see Notes 3 and 10). Goodwill and certain other indefinite lived intangible assets will no longer be amortized effective January 1, 2002 upon adoption by the Company of FAS 142 as described below.

          REVENUE RECOGNITION. The Company provides online travel services through Travelocity.com, its proprietary online travel website, as well as certain co-branded sites operated in conjunction with other Internet sites. Most of the reservations made through these sites are booked through the Sabre system. For 1999, booking fees were collected from air, car rental and hotel vendors and other providers of travel related products and services by Sabre and transferred to the Company. Beginning January 1, the Company received booking incentives under an access agreement with Sabre for travel bookings made through the Sabre system. These fees represent compensation for the processing of reservations for the travel supplier. These fees are not collected from the consumer, nor do they represent the cost of the travel product purchased by the consumer from the travel supplier. Transaction services revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Transaction services revenue for car rental and hotel bookings and other travel providers is recognized at the time the reservation is used by the customer.

         Transaction services revenue also includes revenues from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises. Commissions from air travel providers are recognized upon confirmation of pending payment of the commission. Commissions from other travel providers are generally recognized upon receipt.

         During 2001, the Company instituted a merchant business whereby it has contractual access to air travel inventory at discounted wholesale prices from carriers for sale to end consumers at a retail price which it determines ("Merchant Model Agreements"). The Company generally does not incur an obligation for the inventory prior to sale of the inventory. Revenue from such transactions is recorded on a net basis, which is the price to paid by consumer less the cost of the inventory obtained from the travel supplier. During 2000 and 1999, the Company had no similar arrangements with travel suppliers. The Company has recorded no revenues on a gross basis as contemplated by Emerging Issues Task Force Issue No. 99-19, "Recording Revenue Gross as a Principle Versus Net as Agent," during 2001, 2000 or 1999.

         Advertising revenues are derived primarily from our advertising revenue sharing agreement with America Online, Inc. ("AOL") and the delivery of advertising impressions on the Company's websites. Advertising revenues are recognized in the period that advertising impressions are delivered.

         The Company periodically enters into advertising barter transactions whereby the Company agrees to display advertisements on its websites for the products and services of the counterparty in exchange for the counterparty advertising the Company's services. The Company is generally able to determine the fair value of the advertising exchanged via reference to cash transactions with other third parties for the display of advertising on the Company's websites. The Company recognized $5,523,000 and $2,029,000 of advertising revenue and $5,523,000 and $2,029,000 of selling and marketing expenses during 2001 and 2000, respectively, relating to advertising barter transactions. No comparable amounts were recognized in 1999.

         Other revenues consist primarily of service charges for the handling and express delivery of related tickets and the recognition of revenue for warrants received in connection with an affiliation agreement with Hotel Reservations Network ("HRN"). Revenues for service charges are recognized as the service is rendered. See Note 11 for a discussion of revenue recognition for the warrants received from HRN.

         SHIPPING AND HANDLING COSTS. Charges for express delivery of tickets totaled approximately $8,518,957 and $3,978,918 in 2001 and 2000, respectively, and are included in costs of revenues in the accompanying statements of operations. No comparable amounts were recorded during 1999.

         ADVERTISING COSTS. The Company generally recognizes advertising expense as incurred. Advertising expenses totaled approximately $59,315,000, $51,284,000 and $16,520,000 during 2001, 2000 and 1999 respectively.

         SOFTWARE DEVELOPMENT COSTS. Effective January 1, 1999, the Company adopted the provisions of SOP 98-1, ACCOUNTING FOR COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics development for the Company's websites. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest costs incurred. Costs that are considered to be related to research and development activities, are incurred during the preliminary project stage, or are incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's websites are also expensed as incurred. Amounts capitalized for internally developed software have not been significant.

         Research and development costs included in technology and development approximated $670,000, $650,000 and $300,000 for 2001, 2000 and 1999,
respectively.

         INCOME TAXES. The results of operations of the Travelocity Division were included in the consolidated federal income tax return of AMR Corporation ("AMR"), Sabre's former parent company, for periods prior to the Merger. Sabre and AMR entered into a tax sharing agreement effective July 1, 1996 (the "Tax Sharing Agreement"), which provided for the allocation of tax liabilities during the tax periods Sabre and its operating divisions and subsidiaries are included in the consolidated federal, state and local income tax returns filed by AMR. The Tax Sharing Agreement generally requires Sabre to pay to AMR the amount of federal, state and local income taxes that Sabre would have paid had it not been a member of the AMR consolidated tax group. Sabre and its operating divisions and subsidiaries, including the Travelocity Division, are jointly and severally liable for the federal income tax of AMR and the other companies included in the consolidated return for all periods in which Sabre is included in the AMR consolidated group. AMR has agreed, however, to indemnify Sabre and its operating divisions and subsidiaries for any liability for taxes reported or required to be reported on a consolidated return arising from operations of subsidiaries of AMR other than Sabre.

         The Company separately reports and files federal, state, and local income tax returns for taxable periods beginning March 8, 2000. Included in the Company's taxable results of operations is its proportionate share of the results of operations of the Partnership.

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

         IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS. The Company evaluates the carrying value of its intangible assets for impairment whenever indicators of its impairment exist. If the Company determine that such indicators are present, an undiscounted future net cash flow projection for the asset is prepared. In preparing this projection, the Company must make a number of assumptions concerning such things as, for example, future booking volume levels, price levels, commission rates, rates of growth in online booking businesses and rates of increase in operating expenses. If the Company's projection of future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

         Through the end of 2001, the Company evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill is less than the undiscounted projected future cash flows, no impairment would be recognized. Effective January 1, 2002, the Company adopted a recently issued accounting standard and began evaluating its goodwill for impairment on an annual basis or whenever indicators of impairment exist. See "Recent Accounting Pronouncements" below. The evaluation is based upon a comparison of the estimated fair value of the Company to the sum of the carrying value of the Company's assets and liabilities. The fair values used in this evaluation will be estimated based upon the market price of the Company's common stock.

         To date, the Company has not recorded an impairment of our goodwill or other intangible assets. The Company believes that the assumptions it made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an impairment charge, the amount of which could be material.

          STOCK AWARDS AND OPTIONS. Stock awards and stock options granted to employees of the Company and the Partnership have been accounted for in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). No compensation expense is recognized for stock option grants if the exercise price is at or above the fair market value of the underlying stock on the date of grant. Compensation expense relating to other stock awards is recognized over the period during which the employee renders service necessary to earn the award.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"), an interpretation of APB 25. FIN 44, which has been adopted prospectively by the Company as of July 1, 2000, requires significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. See Note 14 for details describing the effects on the adoption of FIN 44.

         FIN 44 contains provisions whereby employees are defined as they are under common law for purposes of applying APB 25. As a result, APB 25 does not apply in the separate financial statements of a subsidiary for equity awards made by the subsidiary to employees of the parent company, as these employees are not considered to be employees of the grantor. Grants of equity awards made to such employees are required to be recorded at fair value and recognized as expense over the vesting period in the separate financial statements of the subsidiary. Such grants are required to be revalued to fair value at each periodic reporting date until vesting is complete, with a cumulative catch up adjustment recognized for any changes in fair value. Accordingly, as the market price of the Company's common stock increases or decreases, more or less stock compensation expense is recognized.

          BUSINESS RISK AND CONCENTRATIONS OF CREDIT RISK. The Company operates in the online travel services industry, which is new, rapidly evolving and intensely competitive. The Company competes with traditional travel agency reservation methods and other online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial websites.

         A substantial portion of the Company's revenues comes from commissions paid by air travel suppliers for bookings made through the Company's websites. Transaction revenue from air revenues represented 25.7%, 33.3% and 35.9% of total revenues for 2001, 2000 and 1999, respectively. Declines or disruptions in the travel industry could reduce the Company's revenues.

         The Company evaluates the collectibility of our accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due.

         During 2001, the commercial air travel industry in particular, and the travel and transportation industry in general, was adversely affected by a decline in travel resulting from a softening economy. This was exacerbated by the aftermath of the events of September 11. The Company believes it has appropriately considered the effects of these factors, as well as any other known customer liquidity issues, on the ability of its customers to pay amounts due to the Company. However, if demand for travel further softens, due to prevailing economic conditions, terrorist acts or other incidents involving commercial air transport, or other factors, the financial condition of the Company's customers may be adversely impacted. If the Company believes that it will begin to experience higher than expected defaults on amounts due it, estimates of the amounts which the Company will ultimately collect could be reduced by a material amount.

         Except by agreement, travel suppliers are not obligated to pay any specified commission rates for bookings made through the Company's websites or to pay any revenues at all. If travel suppliers reduce or eliminate current commission rates and the Company was not able to enter into guaranteed compensation agreements and/or Merchant Model Agreements with travel suppliers, or successfully charge a compensating service fee to consumers, the Company's revenues could be reduced significantly. The Company generally relies on unrelated service entities to accumulate, process and remit these revenues. Discontinuance of these services could result in disruption to the Company's business and accordingly have a material adverse effect on its results of operations, financial position and cash flow.

         The Company has incurred losses, as determined using GAAP, since its inception, which, prior to the Merger, had been funded by Sabre, as the Company was an operating unit of Sabre.

         The Company is subject to risks and uncertainties common to growing technology based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party and Sabre technology, new service introductions, activities of competitors, dependence on key personnel, international expansion, and limited operating history.

         The Company's customers are primarily located in the United States and are concentrated in the Internet and travel industry. During the years 2001 and 2000, approximately 36% and 40%, respectively, of the Company's revenue was derived from alliances with strategic partners such as America Online, Inc. ("AOL") and Yahoo!. A loss of either of these relationships could have a material adverse effect on the Company's revenues. Revenue from Delta Air Lines during 1999 was approximately $6.7 million, which represented 10.5% of the Company's revenues. At December 31, 2001 and December 31, 2000, amounts receivable from one partner totaled approximately $8.2 million and $8.7 million, or 24% and 45%, respectively, of the Company's accounts receivable. The Company's receivables are generally unsecured and, historically, bad debts have not been significant.

         As part of the Company's standard agreement with airlines, much like any other travel agency, the Company must pay face value to the air travel provider in the event tickets sold on its websites are purchased fraudulently. If a significant amount of fraudulent purchases were to be made through the Company's websites, the Company could incur losses relating to the payments due to air travel providers of a material amount. Historically, the Company's losses relating to such fraudulent purchases have not been material.

         SEGMENTS. The Company's chief operating decision maker manages the operations of the Company as one business. The Company's co-branded websites are not evaluated separately from the Travelocity websites. The Company's international websites are not managed separately from the other websites. The various services offered through the Company's websites are not evaluated by service. Revenues are managed in their entirety. The Company's costs are managed on a functional basis, by department, which are not directly aligned with the various revenue categories. The Company does not evaluate profitability of individual sites or services.

         The Company derives transaction service revenues and advertising revenues from one asset base. Advertising revenues are a byproduct of the use of the Company's websites by users of its travel reservation services. The Company does not, and does not believe that it could in any meaningful way, allocate the costs of operating its Web based travel reservation services between transaction service revenues and advertising revenues. Direct incremental costs of the Company's advertising and other revenue are not significant. Revenues from customers outside the United States represent less than 10% of total revenues.

         ACCOUNTING FOR DERIVATIVES. The Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At January 1, 2001, the Company held warrants received by the Partnership from HRN in connection with an affiliation agreement. As a result of the cumulative effect of the adoption of FAS 133, the Company reported a gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of approximately $1.0 million. The gain was calculated based on the Black-Scholes value of the warrants at January 1, 2001. Any actual gains or losses realized by the Company will be dependent upon HRN's stock price at the time HRN stock acquired upon exercise of the warrants is sold (see Note 11).

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, FASB issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("FAS 141"), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income before Sabre's interest in the Partnership of approximately $87.0 million in 2002, as a result of the cessation of amortization of existing goodwill. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The adoption of FAS 142 will not have a significant effect on the Company's earnings and financial position, except for the effect of not amortizing goodwill.

         The FASB has also recently issued FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which was adopted by the Company January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. FAS No. 144 retains the requirements of FAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. FAS No. 144 will primarily affect the Company's accounting for intangible assets subject to amortization, property and equipment and certain other long-lived assets. The Company does not expect the adoption of FAS No. 144 to have a significant effect on its financial condition and results of operations.

3. BUSINESS COMBINATIONS

         During 2001 and 2000, the Company completed the business combinations discussed below. Each transaction has been accounted for under the purchase method of accounting. Results of operations of the acquired businesses have been included in the Company's consolidated statements of operations from the date of acquisition. Assets and liabilities of the companies acquired have been recorded at their estimated fair value at the date of acquisition.

         During the third quarter of 2001, the Company acquired all of the equity of Air Tickets Direct Limited, a UK based travel agency. The costs of acquiring this entity were not significant. Subsequent to acquisition, the Company contributed its ownership interest in Air Tickets Direct Limited to a European joint venture (see Note 11).

         During July 2001, the Company acquired all of the equity of WhereTo Travel Services Pty Ltd. ("WhereTo"), an Australian based developer of online travel technology. WhereTo's technology should allow the Company to more efficiently manage consolidator or merchant model fares in a real time manner, and should provide improved pricing for complicated itineraries, such as en-route and multiple stopovers. In connection with the acquisition, the Company recorded intellectual property totaling $1.1 million, which will be amortized over three years. Other assets and liabilities recorded were not significant. Additionally, the Company will recognize compensation expense totaling approximately $1.9 million over two years relating to future payments to be made to the owners of WhereTo under the terms of the purchase agreement.

         On March 7, 2000, the Company merged with Preview Travel. In the Merger, Preview Travel, which was also engaged in consumer direct Internet travel distribution, was merged with and into the Company, with the Company being the surviving corporation. Each share of Preview Travel common stock was converted into one share of the Company's common stock. Approximately 14.4 million shares of the Company's common stock were issued to former Preview Travel stockholders in the Merger. The shares of the Company's common stock beneficially held by Travelocity Holdings at December 31, 1999 were converted in the Merger into 33.0 million shares of Series A Preferred Stock (see Note 10). Travelocity Holdings also owns 1.2 million shares of the Company's common stock from the investment of $50 million prior to the Merger. Additionally, Yahoo! purchased approximately 175,000 shares of the Company's common stock on the date of the Merger.

         Immediately after the Merger, the Company contributed all of the Preview Travel assets and liabilities to the Partnership as well as the $50 million received from Travelocity Holdings. In exchange, the Company received partnership units representing in total an approximate 39% equity interest in the Partnership. As a result, the Company became a holding company whose principal assets are its interest in the Partnership (see Note 1).

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


        Fair market value of Preview Travel's common stock...........................................        $253,395
        Fair market value of Preview Travel stock options............................................          23,655
        Investment advisor, legal, accounting and other professional fees and expenses...............           9,657




        Other costs directly related to the Merger...................................................             493
                                                                                                             --------

          Total......................................................................................        $287,200
                                                                                                             ========


         The costs of the acquisition have been allocated to the respective assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):


        Working capital..............................................................................        $  2,946
        Property and equipment.......................................................................           4,055
        Marketable securities-long term..............................................................          12,262
        Noncurrent liabilities.......................................................................            (624)
        Goodwill.....................................................................................         260,641

        Other intangible assets......................................................................           7,920
                                                                                                             --------
          Total......................................................................................        $287,200
                                                                                                             ========


         The estimates of fair value were determined by the Company's management based on information furnished by management of Preview Travel and independent valuations of the net assets acquired, including intangible assets.

         The goodwill recorded in the Merger is being amortized over a three-year period. Goodwill will no longer be amortized effective January 1, 2002 upon adoption by the Company of FAS 142 (see Note 2).

         The following unaudited pro forma information presents the Company's results of operations as if the Merger, the contribution agreements and other agreements entered into at the effective date of the Merger by the Partnership and Sabre had occurred as of January 1, 2000. The pro forma information has been prepared by combining the results of operations of the Company and Preview Travel for periods prior to the Merger date, March 7, 2000. This pro forma information does not purport to be indicative of what would have occurred had the Merger occurred as of that date, or of results of operations that may occur in the future. Information relating to WhereTo and Air Tickets Direct Limited has not been included in the pro forma information presented below as the results of their operations during periods prior to acquisition by the Company are not significant. Amounts shown below are in thousands, except per share amounts.



                                                                                     YEAR ENDED
                                                                                  DECEMBER 31, 2000
                                                                                  -----------------
                                                                                     (UNAUDITED)
          Revenues........................................................            $201,342
                                                                                      ========

          Net loss........................................................            $(51,419)
                                                                                      ========

          Basic and diluted loss per share................................              $(2.74)
                                                                                        ======


4. COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended December 31, 2001, 2000 and 1999 there were no significant differences, consisting solely of unrealized gains on marketable securities, between the Company's comprehensive loss and its net loss.

5. LOSS PER COMMON SHARE

         Net loss per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average common shares outstanding during the period plus any dilutive common equivalent shares outstanding.

         The weighted average shares used in the calculation of basic earnings per share for the twelve months ended December 31, 2000 have been calculated as if the 33,000,000 million shares of Class A Common Stock held by Sabre were outstanding as common shares from January 1, 2000 through the Merger with Preview Travel on March 7, 2000. Subsequent to the Merger, basic earnings per share has been computed as if Sabre's 33,000,000 million shares of Class A Common Stock had been converted into 3,000,000 million shares of common stock. The common shares issued to stockholders in connection with the Merger are also included in the weighted average share calculation from the date of issuance.

         Stock options to purchase approximately 5.7 million and 4.9 million shares at December 31, 2001 and 2000, respectively, of the Company's common stock and 30.0 million shares of Class A Common Stock held by Sabre were excluded from the computation of diluted earnings per share as the effect of their inclusion would have been antidilutive.

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

The Company's investments include the following (in thousands):



                                                              December 31,
                                                              ------------
                                                           2001         2000
                                                           ----         ----
Overnight money market investments.....................  $  8,054     $ 3,136
Corporate notes........................................    68,048      39,543
Asset-backed securities................................    30,511      22,049
U.S. Government treasuries.............................     6,440       5,968
                                                         --------     -------
      Total............................................  $113,053     $70,696
                                                         ========     =======


The market value and contractual maturities of investments are as follows (in thousands):



                                                              December 31,
                                                              ------------
                                                           2001         2000
                                                           ----         ----
Due in one year or less................................  $ 18,040     $23,604
Due after one year to three years......................    77,683      44,071
Due after three years..................................    17,330       3,021
                                                         --------     -------

      Total............................................  $113,053     $70,696
                                                         ========     =======



7. PROPERTY AND EQUIPMENT, NET

         The Company's property and equipment consist of the following:



                                                                                  December 31
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
       Leasehold improvements.........................................         4,659          3,692
       Furniture, fixtures and equipment..............................         4,850          3,608
       Computer equipment.............................................        41,741         22,828
                                                                            --------       --------



                                                                              51,250         30,128
       Less accumulated depreciation and amortization.................       (22,975)       (12,347)
                                                                            --------       --------
       Property and equipment, net....................................      $ 28,275       $ 17,781
                                                                            ========       ========


8. COMMITMENTS AND CONTINGENCIES

         At December 31, 2001 and December 31, 2000, the Company leased certain office and computer equipment under capital leases. These leases expire over a period of one to three years. At December 31, 2001 our future minimum lease payments required under the Company's lease agreements were as follows (in thousands):




    YEAR ENDING DECEMBER 31,                                                         CAPITAL LEASES    OPERATING LEASES
    ------------------------                                                         --------------    ----------------
    2002............................................................................      $4,572            $ 4,020
    2003............................................................................       3,454              4,094
    2004............................................................................       1,132              3,642
    2005............................................................................        --                1,066
    2006............................................................................        --                  174
    Thereafter......................................................................        --                   72
                                                                                          ------            -------
    Total minimum lease payments....................................................      $9,158            $13,068
                                                                                                            =======
    Less amount representing interest...............................................         805
                                                                                          ------
    Present value of net minimum lease payments under capital leases................       8,353
    Less current portion of capital lease obligations...............................       4,030
                                                                                          ------
    Capital lease obligations, net of current portion...............................      $4,323
                                                                                          ======


Assets under capital leases are included in property and equipment as follows (in thousands):



                                                                                                       December 31,
                                                                                                     2001       2000
                                                                                                     ----       ----
Furniture, fixtures and equipment...............................................................    $    59    $   59
Computer equipment..............................................................................     10,068       497
Other...........................................................................................        613       613
                                                                                                    -------    ------
   Capital lease assets.........................................................................     10,740     1,169
                                                                                                               ------
Less accumulated depreciation...................................................................     (1,793)     (613)
                                                                                                    -------    ------
Net capital lease assets........................................................................    $ 8,947    $  556
                                                                                                    =======    ======



         Rental expenses, excluding facilities rented from affiliates, were approximately $6,450,000, $2,580,000 and $585,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         STRATEGIC DISTRIBUTION PARTNERSHIPS. On October 2, 1999, Travelocity Holdings entered into an Interactive Services and Exclusive Channel Agreement (the "AOL Agreement") with AOL, which became effective upon consummation of the Merger with Preview Travel and was assigned to the Partnership. The AOL Agreement provides, among other things, that Travelocity's websites will be the exclusive reservations engine for AOL's Internet properties and that guaranteed payments of up to $200 million will be made to AOL and certain advertising revenue and transaction revenues will be shared over the five year term of the agreement. Under certain circumstances, the Company may elect to alter the terms of the AOL Agreement and would no longer be required to make guaranteed payments to AOL. If the Company chooses to alter the AOL agreement, AOL will no longer share advertising revenues with the Company.

         The Company made payments to AOL of $40.0 million during both 2001 and 2000. The Company is amortizing the payments due under the AOL agreement as a selling and marketing expense in accordance with the terms of the contract. Payments are recorded as prepaid assets, which are reduced by amortization. The Company recorded amortization expense of approximately $33.9 million and $24.0 million for the years ended December 31, 2001 and December 31, 2000, respectively, relating to the payments. Approximately $22.0 million and $16.0 million was recorded as a prepaid asset at December 31, 2001 and December 31, 2000, respectively. Commissions are due to AOL as travel reservations are made by AOL users through the Company's co-branded AOL websites. Such revenues are recorded as a selling and marketing expense when the Company recognizes the related revenues. Amounts received from AOL under the advertising revenue sharing arrangement are recognized in the month earned.

         The Company is the exclusive provider of air, car and hotel booking services for Yahoo! pursuant to an agreement that expires at the end of 2002. Under this agreement, as amended, Yahoo! is obligated to promote Travelocity's websites to deliver minimum numbers of annual page views, or impressions, featuring the Company's travel services on their respective websites. During the term of this agreement, as amended, the Company is obligated to make certain minimum payments as well as pay Yahoo! a percentage of commission revenue earned in excess of certain thresholds.

         In connection with these agreements, the Company is committed to make aggregate future minimum payments as follows (in thousands):



       YEAR ENDING DECEMBER 31,
       ------------------------
       2002............................................      $ 48,000
       2003............................................        40,000
       2004............................................        40,000
                                                             --------
                                                             $128,000
                                                             ========


         Revenues derived from these agreements may not be sufficient to offset the Company's significant financial commitments to these companies.

         In December 1997, the Company entered into an agreement with Netscape Communications Corporation ("Netscape") to license the use of the Netscape trademark in specified circumstances for $4 million. The license fee was classified as an intangible asset and was being amortized over its estimated useful life of 3 years. Amortization expense for the years ended December 31, 2000 and December 31, 1999 was approximately $333,333 and $1,333,000, respectively. Netscape was acquired by AOL during 2000. In connection with the AOL Agreement, the Company was remunerated for the remaining unamortized balance as of April 1, 2000 for this license.

         In January 1997, the Company entered into an agreement to obtain exclusive rights to the trademark "Travelocity" as well as other associated rights and interests from Worldview Systems Corporation for $5 million. The trademark is classified as an intangible asset and is being amortized on a straight-line basis over a period of seven years. Amortization expense of approximately $714,000 was recorded in each of the years ended December 31, 2001, 2000 and 1999. Upon adoption of FAS 142 effective January 1, 2002 (see
Note 2), the value of the trademark will no longer be amortized.

         The Company is involved in certain disputes arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

9. INCOME TAXES

         The provision (benefit) for income taxes from continuing operations is as follows (in thousands):



                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                     2001         2000          1999
                                                                                     ----         ----          ----
        Current portion:
             Federal.....................................................           $(412)        $--           $--
             State.......................................................             (50)         --            --
                                                                                    -----         ----          ----
                  Total current..........................................            (462)         --            --
        Deferred portion:
             Federal.....................................................              --          --            --
             State.......................................................              --          --            --
                                                                                    -----         ----          ----
                  Total deferred.........................................              --          --            --
                                                                                    -----         ----           --
             Total provision/(benefit)                                              $(462)        $--           $--
                                                                                    =====         ====          ====


         The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows (in thousands):



                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
                                                                                            2001          2000          1999
                                                                                            ----          ----          ----
        Income taxes at statutory federal rate ......................................     $(32,074)     $(16,416)     $ (7,221)
        State income taxes, net of federal tax effect ...............................          (32)         (603)         (671)
        Valuation allowance .........................................................           --         7,097         7,886
        Nondeductible goodwill amortization .........................................       31,376         9,922            --
        Sabre interest attributable to common stockholders ..........................          200            --            --
        Other .......................................................................           68            --             6
                                                                                          --------      --------      --------
              Total provision (benefit) for income taxes ............................     $   (462)     $     --      $     --
                                                                                          =========     ========      ========


         The components of the Company's deferred tax assets were as follows (in thousands):



                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                            2001          2000
                                                                            ----          ----
        Accrued expenses ...........................................     $  4,728      $    518
        Accrued employee benefits ..................................          621           186
        Net operating loss carryforwards............................       39,869        47,787
        Property and equipment .....................................          443           142
        HRN Warrants ...............................................       11,062           167
                                                                         --------      --------
                                                                           56,723        48,800
        Less valuation allowance ...................................      (56,723)      (48,800)
                                                                         --------      --------
              Net deferred tax asset ...............................     $   --        $   --
                                                                         ========      ========


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

         At December 31, 2001 and 2000, a valuation allowance has been recorded to reserve the Company's deferred tax assets, as the Company has been unable to conclude that it is more likely than not that it will be able to utilize these assets.

         Beginning in 2000, the Company files a separate federal income tax return (see Note 2). Accordingly, only the Company can utilize the NOL's acquired from Preview Travel. To the extent that the NOL's acquired from Preview Travel are utilized to offset the Company's future taxable income, goodwill and non-current intangible assets recorded in connection with the acquisition will be reduced. If goodwill and non-current intangible assets have been fully amortized or reduced to zero, income tax expense will be reduced.

         The losses attributable to the Company's operations for the year ended December 31, 1999 have been included in the consolidated income tax return of AMR. As the Company has computed its provision for income taxes as if it was a separate taxpayer, no tax benefit for the losses incurred during 1999 has been recognized in the accompanying financial statements.

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

10. CAPITAL STRUCTURE

         On August 28, 2000, the Company amended and restated its certificate of incorporation to redesignate its Series A Preferred Stock, par value $.001 per share, as Class A Common Stock, par value $.001 per share. As a result of the Merger, Travelocity Holdings beneficially held 33.0 million shares of Series A Preferred Stock that were issued and outstanding at the time of the redesignation. No other changes to the terms of the Series A Preferred Stock were made. The Class A Common Stock has powers, preferences, rights, qualifications, limitations and restrictions identical to the Series A Preferred Stock, and participates in dividends and any liquidation as if it has been converted into 3.0 million shares of the Company's common stock. Sabre and its affiliates hold 33.0 million shares of the Company's Class A Common Stock, which together with 30.0 million units of the Partnership held directly by Sabre and its affiliates, are convertible into 33.0 million shares of the Company's common stock.

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

11. SIGNIFICANT TRANSACTIONS AND RELATIONSHIPS

         EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and use of passenger aircraft operated by commercial airlines. These actions have served to reduce travel in the United States and, to a lesser degree, internationally. The Company's results of operations for the third and fourth quarters of 2001 were negatively affected by this reduction in travel. The Company is unable to quantify with any precision the amount of revenue lost as a direct result of the attacks.

         Although gross travel bookings decreased dramatically in the days immediately following the attacks, there has been a steady improvement since. Notwithstanding this improvement, the long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact the Company's long-term results of operations or financial condition.

         In October 2001, the Company announced the implementation of various cost reductions as a result of the decline in travel bookings following the terrorist attacks of September 11, 2001. The reductions included a 10% layoff of the Company's non-customer service workforce and the closure of the Company's call center, located in Sacramento, California, in December 2001. Severance payments and other costs associated with these actions were not significant.

         TRAVELOCITY EUROPE. Travelocity and European direct marketing leader, Otto Freizeit und Touristik GmbH, in December 2001 received regulatory approval for a joint venture called Travelocity Europe. Travelocity Europe will sell travel products and services in the growing European market, both online and offline. The joint venture commenced operations in the first quarter of 2002. In addition to contributing Air Tickets Direct Limited (see Note 3), the Company contributed its existing businesses, including its websites, in Europe and $7.8 million in cash, of which $1.6 million has been contributed at December 31, 2001. In exchange, the Company received a 50% interest in the joint venture. The Company will account for its interest in the joint venture using the equity method of accounting.

         CNX SETTLEMENT. The Partnership and CNX Media, Inc. ("CNX"), an entity in which the Partnership and a director of the Company own a minority interest, were parties to a services and license agreement between them (or their predecessors-in-interest, as applicable), which was in effect from December 31, 1998 to March 11, 2002. In 2001, Travelocity paid CNX $238,000 under the agreement, and did not receive any payments from CNX. Travelocity and CNX were involved in litigation related to the scope and enforceability of terms of the agreement and CNX's alleged interference with a prospective contractual relationship between the Partnership and third parties regarding a television-related venture. The parties have recently entered into a settlement agreement to resolve all issues in the litigation pursuant to which the Partnership paid CNX approximately $2 million in cash and forgave loans due to the Partnership in the aggregate principal amount of $2 million in consideration of the Partnership's purchase from CNX of CNX's travel video library, the termination of the services and license agreement and the dismissal of the litigation. The Company will record the travel video library at $3 million, equal to the cash paid to CNX plus the carrying value of the forgiven loans.

         CONSULTING AGREEMENT. Ms. Misunas, a director of Travelocity and a member of the special committee of the board of directors, worked for American Airlines, Inc. from 1974 to 1996, serving in many executive level positions, and was named President and Chief Executive Officer of a predecessor of Sabre (then a division of American Airlines, Inc.) in 1993. William Misunas, the spouse of Ms. Misunas, was engaged by Travelocity in a consulting capacity pursuant to a written agreement dated as of September 15, 2001. This agreement was terminated in February 2002. In 2001, Travelocity paid Mr. Misunas $113,189 in fees and expenses.

         HOTEL RESERVATIONS NETWORK WARRANTS. On January 29, 2000, the Company entered into an affiliation agreement with HRN whereby the Company agreed to market HRN's services via the Company's websites. At December 31, 2000, the Company held warrants, recorded at their estimated fair value at the date of receipt of approximately $2.5 million, for the purchase of shares of common stock of HRN, received in connection with this affiliation agreement. The Company is recognizing this amount as revenue over the three-year term of the original agreement. During March 2001, the Company extended its affiliation agreement with HRN through July 31, 2005 and expanded the scope of the HRN relationship. In connection with the expanded and extended agreement the Company received additional vested warrants to purchase shares of HRN Class A Common Stock with a fair value of approximately $29.9 million on the date of receipt. The Company will recognize this amount as revenue over approximately four years. For the years ended December 31, 2001 and December 31, 2000, the Company recognized revenue relating to amortization of the fair value of the HRN warrants received at contract origination and modification totaling approximately $7.4 million and $777,000, respectively. The Company may also vest in additional warrants in the future based upon the achievement of certain performance goals. The Company recognizes revenue, at fair value, as the additional warrants are earned. For the year ended December 31, 2001, the Company earned additional warrants with a fair value of approximately $4.2 million. At December 31, 2001, the fair value of HRN warrants held by the Company, totaled approximately $1.7 million.

         Warrants held are marked to fair value at each reporting period. Changes in the fair value of the HRN warrants subsequent to receipt are recorded as other income. The amount of cash received for these warrants is contingent upon the market price of HRN common stock at the date the Company disposes of HRN stock acquired upon exercise of the warrants, and could differ materially from the amount of revenue recognized for the warrants.

         At December 31, 2001 and December 31, 2000 the balance of deferred revenue related to the HRN warrants was approximately $24.3 million and $1.8 million, respectively. Approximately $15.7 million and $918,000 of deferred revenue related to the HRN warrants was classified as long-term deferred revenue at December 31, 2001 and December 31, 2000, respectively.

         For the year ended December 30, 2001, the Company completed five cashless exercises of the HRN warrants in which it received approximately 1.1 million shares of HRN stock. Upon exercise of the warrants, the Company recorded in other income and expense losses totaling approximately $150,000. The losses were determined by the aggregate differences in the fair value of the warrants exercised, as measured using the Black-Scholes option valuation model, compared with the fair value of the HRN common stock received. The Company has disposed of all HRN stock received during 2001 upon exercise of the HRN warrants for cash proceeds totaling approximately $39 million. No shares of HRN Common Stock were held at December 31, 2001.

         Effective upon the adoption of FAS 133 on January 1, 2001 (see Note 2), the Company began recording the HRN warrants at fair value each reporting date. At December 31, 2001, the fair value of 55,659 unexercised HRN warrants held by the Company totaled approximately $1.7 million, which is classified as other assets in the accompanying balance sheet. The Company recorded in other income and expense losses totaling approximately $3.0 million for the year ended December 31, 2001, relating to the changes in the fair value of the warrants, including gains and losses recorded as a result of the cashless exercises discussed above.

12. CERTAIN RELATED PARTY TRANSACTIONS

         Travelocity, the Partnership, Sabre and Sabre Inc. (the "Sabre Operating Company") have entered into various intercompany agreements, the material terms of which are summarized below. In addition to the information provided below, the agreements include provisions for early termination, confidentiality, indemnification, limitation of liability and other terms and conditions.

         ACCESS AGREEMENT. On March 7, 2000, the Partnership and the Sabre Operating Company entered into an access agreement for the provision of booking services and travel content to the Partnership. This agreement gives Travelocity access to the travel content within the Sabre computer reservation system and allows Travelocity to provide such travel content to the users of the Travelocity website. The agreement generally restricts the Partnership's use of specified booking services that compete with the Sabre Operating Company's services. In the access agreement, the Partnership has the right to establish direct connections with travel suppliers' internal reservation systems; however, if the Partnership exercises this right, messages relating to supplier direct bookings cannot go through the Sabre computer reservation system. In addition, if the Partnership does not book a specific percentage each year of its prior year's bookings through the Sabre computer reservation system, the Partnership will be required to pay to the Sabre Operating Company an amount determined by reference to the minimum booking threshold specified in the access agreement.

         Similar to many arrangements with travel agents, the Sabre Operating Company pays fees to the Partnership based on the gross number of travel segments that are booked through the Partnership in the Sabre system and the gross number of passenger name records in the Sabre system that originate through the Partnership and are referred to a Sabre-affiliated travel agency for ticketing. The Sabre Operating Company also pays fees to the Partnership for additional marketing obligations undertaken by the Partnership.

         For 2000 and 2001, the Sabre Operating Company paid the Partnership approximately $43 million and $68 million, respectively, under the Access Agreement.

         The Partnership pays fees to the Sabre Operating Company based on the Partnership's use of messages and terminal addresses in the Sabre system. In 2000 and 2001, the Partnership paid the Sabre Operating Company approximately $15 million and $24 million, respectively, in connection with its use of messages and terminal addresses.

         On March 7, 2004 and at the end of each subsequent four-year period during term of the access agreement, the pricing structure opens for renegotiation within parameters appropriate for Sabre customers of similar size, configuration and business activity to the Partnership and other relevant market comparisons. If the access agreement had not been in effect during 2000 and 2001, Sabre would not have received net fees of $28 million and $44 million, respectively, from the Partnership.

         The access agreement terminates on March 7, 2015, although the Partnership may terminate the agreement earlier if Sabre fails to remain one of the four largest global distribution systems in the North American market, as determined by the number of air travel bookings in North America, or upon the occurrence of certain defaults under the technology services agreement.

         MARKETING AND FARES AGREEMENT. Following authorization by the corporate governance committee of the Travelocity board of directors, on or about October 16, 2001, the Partnership signed the First Amended and Restated Marketing Agreement to Facilitate the Sale of Non-Published Fares (the "Marketing and Fares Agreement") between the Partnership and the Sabre Operating Company, effective retroactively to August 22, 2001. The term of the Marketing and Fares Agreement is three years. Pursuant to the Marketing and Fares Agreement, the Sabre Operating Company agreed to reimburse the Partnership for certain incentive payments the Partnership provides to airlines in order to obtain access to certain supplier inventory, favorable commission or service fee agreements or certain exclusive marketing rights. The Marketing and Fares Agreement provides, however, that the Partnership will not receive the payments from the Sabre Operating Company if the Partnership promotes, provides or facilitates direct bookings for such carriers. Under the terms of the Marketing and Fares Agreement, the Partnership is obligated to use commercially reasonable efforts to provide the Sabre Operating Company with equivalent economic value for the payment of such marketing fees. The Partnership could be required to repay to the Sabre Operating Company all or a portion of these incentive payments if the Partnership does not provide such equivalent economic value to Sabre. Pursuant to the Marketing and Fares Agreement, the Sabre Operating Company paid the Partnership approximately $1.3 million in 2001.

         INTELLECTUAL PROPERTY AGREEMENT. The Sabre Operating Company and the Partnership entered into an intellectual property agreement on March 7, 2000 pursuant to which the rights granted and restrictions imposed on both parties with respect to the pool of intellectual property subject to the agreement continue in perpetuity. Each party agreed, for a period of 15 years, to contribute any new intellectual property that has application in the other party's business, whether developed internally or acquired from a third party, to the pool of intellectual property that will be freely and irrevocably available for use by the other in its own business.

         The obligation of both parties to contribute newly acquired or developed intellectual property to the pool (i) will automatically terminate if the Sabre Operating Company no longer possess at least 20% of the Partnership units or otherwise no longer has control of the Partnership, (ii) may be terminated by the Partnership if, after the expiration of the two-year non-competition agreement described above, the Sabre Operating Company enters into a business that would have been subject to the non-competition restriction and (iii) may be terminated by the Sabre Operating Company if the Partnership enters into the business of distributing travel inventory directly to travel agents or corporations or travel technology to any travel industry suppliers.

         The agreement imposes no restrictions on a party's ability to license its own intellectual property, except that certain intellectual property paid for by the other party at specified rates may not be licensed to its competitors. Each party also may grant sublicenses under the other party's intellectual property, but only to third parties who are not competitors of such party. Except under specific circumstances, neither party is subject to any licensing fee or royalty payment in connection with its use or permitted sublicensing of the other party's intellectual property contributed to the pool. However, the Sabre Operating Company may be required to pay the Partnership a reasonable market-based fee to be negotiated in good faith between the parties if the Sabre Operating Company sublicenses a new or updated version of the technology used by the Partnership to distribute consumer direct Internet travel services or products.

         RETAINED SERVICES AGREEMENT. On July 1, 2001, the Partnership and the Sabre Operating Company entered into a technology services agreement for the provision of certain base services, including desktop, voice and data management services, Web hosting services and development services. The agreement also covered non-exclusive variable services that the Sabre Operating Company could provide at the Partnership's request. In July 2001, Sabre closed a sale of certain of its airline infrastructure outsourcing assets to EDS. Immediately prior to such sale, on July 1, 2001, the Sabre Operating Company and Travelocity terminated an existing technology services agreement and replaced it with two new agreements (a web hosting agreement covering web hosting services and a retained services agreement) covering the remainder of the services previously provided under the technology services agreement. The web hosting agreement was assigned to EDS as part of the asset sale. Under the retained services agreement, the Sabre Operating Company has the exclusive right to provide certain base services and specified variable services to the Partnership, which include the following:

         o DEVELOPMENT. The Sabre Operating Company provides to the Partnership application development services with respect to the software comprising the Sabre computer reservation system based on rolling annual development requirements and project plans. The parties have established guidelines designed to protect and, in some cases, license and sublicense the intellectual property developed through the development services provided by the Sabre Operating Company, by the Partnership or through the joint development of a project by the Sabre Operating Company and the Partnership. The development services provisions last for a period of 15 years.

         o DATA AND VOICE MANAGEMENT. Until March 31, 2003, the Sabre Operating Company agreed to provide standard data and voice management services to the Partnership, including the arrangement and management of a domestic data network, internet access, custom data network, remote connectivity, inbound/outbound voice, voicemail and 800 services. Data and voice management services generally are priced as a pass-through of charges assessed by third party network providers, together with a management fee payable to the Sabre Operating Company.

         MANAGEMENT SERVICES AGREEMENT. On March 7, 2000, Travelocity Holdings and the Partnership entered into a management services agreement under which Travelocity Holdings supervises and manages the day-to-day operations of the Partnership, subject to the direction and oversight of the Partnership's board of directors. The agreement terminates upon the termination of the Partnership. As the Partnership's agent, Travelocity Holdings acts for the Partnership with respect to the management of the Partnership's operations, personnel, maintenance of accounting records, and execution and performance of contracts and licenses, among other responsibilities. Pursuant to the agreement, Travelocity Holdings does not have the independent authority without the consent of the Partnership to give any notice, consent to the taking of any action under or otherwise act on behalf of the Partnership with respect to any agreement or transaction between the Partnership and Travelocity Holdings or any affiliate of Travelocity Holdings. In addition, Travelocity Holdings does not have the authority to approve, on the Partnership's behalf, any decisions that would require a supermajority vote under a specified provision of the partnership agreement.

         Travelocity Holdings designates the executive officers of the Partnership, subject to the approval of the Partnership's board of directors. As part of the organizational structure put in place at the time of the Preview Merger to, among other reasons, ensure compliance by Travelocity Holdings with certain provisions of the Investment Company Act of 1940, Travelocity Holdings employs and pays the senior executive officers of the Partnership (including Terrell B. Jones, who is also the President and Chief Executive Officer and a director of Travelocity) and all other persons providing services under the management services agreement. There are currently approximately 18 other such persons.

         In return for its services, the Partnership pays Travelocity Holdings a fee equal to 105% of Travelocity Holdings' costs and expenses in performing services under the management services agreement (including executive salaries). The Partnership has granted to Travelocity Holdings options to acquire the Company's common stock to enable Travelocity Holdings to concurrently grant to its employees options to acquire Shares on the same terms. When these options are exercised, the Partnership will transfer shares of the Company's common stock to Travelocity Holdings, which will then transfer such shares to its employees. This will dilute Sabre's interest in the Partnership and Travelocity's public stockholders' interest in the Partnership.

         ADMINISTRATIVE SERVICES AGREEMENT. Pursuant to an administrative services agreement, dated as of March 7, 2000, between the Partnership and the Sabre Operating Company, the Sabre Operating Company agreed to provide administrative services to the Partnership for a term of 15 years with automatic renewals for one year periods. The administrative services agreement categorizes the services as optional administrative services, such as legal, medical, finance, accounting, facilities, corporate travel and executive support, and required services, such as tax administration and human resources compliance services. Generally, any optional administrative service may be terminated by either party on six months' notice, effective as of June 1 or December 1 of the applicable calendar year. Most of the optional services are provided at the Sabre Operating Company's cost plus a 10% margin and the required services are provided at the Sabre Operating Company's sole cost. The Partnership may request additional optional services at least 90 days prior to the start of the Sabre Operating Company's fiscal year. The Sabre Operating Company may reclassify certain mandatory services as optional services upon notice to the Partnership.

         REGISTRATION RIGHTS AGREEMENT. Travelocity entered into a registration rights agreement with the Sabre Operating Company, TSGL Holding and Travelocity Holdings relating to the registration of all of the Shares that Sabre and its affiliates held at the time of the Preview Merger or would acquire in the future. Under this agreement, Sabre has the right to require Travelocity to use its best efforts to register under the Securities Act of 1933, as amended, all Shares that Sabre holds, including Shares that Sabre receives upon the exchange of Partnership units owned by Sabre and its affiliates. Travelocity is not required to effect more than one demand registration in any 12-month period. Sabre also has the right to participate in, or "piggy-back" onto, registrations connected to equity offerings initiated by Travelocity, subject to reduction of the size of the offering on the advice of the managing underwriter. Sabre pays all expenses relating to the demand registration requests under the agreement, and Travelocity pays all expenses relating to piggy-back registrations under the agreement. In either case, Sabre is responsible for underwriters' discounts and selling commissions with respect to the sale of the Shares that Sabre owns and the fees and expenses of its counsel in connection with each registration.

         NONCOMPETITION AGREEMENT. On March 7, 2000, Sabre, the Sabre Operating Company, Travelocity and the Partnership entered into a noncompetition agreement, which expired by its terms on March 7, 2002. Pursuant to the noncompetition agreement, Sabre was generally prohibited, subject to certain exceptions, from competing with Travelocity in the consumer-direct real-time travel reservations, service and content business through the Internet. The noncompetition agreement also prohibited Sabre from controlling any entity that offered real-time travel-related reservations, services and content directly to consumers through a travel-related Internet site generally available to all Internet users. The noncompetition agreement further provided that, if Sabre acquired an entity that provided such services, Sabre was required to divest itself of such business within one year of acquiring control of such entity, regardless of whether such one-year period extended beyond the term of the noncompetition agreement. There were no discussions among the parties regarding renewing or extending the noncompetition agreement.

          PRIOR TO THE MERGER

          MARKETING COOPERATION AGREEMENT. The Company and American were parties to the Marketing Cooperation Agreement dated July 1, 1996, pursuant to which American provides marketing support for five years for Travelocity's websites. For the promotion of Travelocity's websites, American is paid a marketing fee based upon booking volume. Travelocity paid to American approximately $1.9 million in 2001 and $100,000 in 2000 and 1999 under the terms of the agreement. This agreement was terminated in 2001.

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

         The Company, as an affiliate of Sabre, and American are also parties to a Corporate Travel Agreement dated July 1, 1996, as amended, pursuant to which the Company received discounts for certain flights purchased on American. In exchange, Sabre, including the Company, must have flown a certain percentage of its travel on American as compared to all other airlines combined.

         CONTRIBUTIONS FROM AFFILIATES

         Effective with the Merger in 2000, amounts due to Sabre were contributed to the Company along with the assets and liabilities of the Travelocity Division. All outstanding amounts payable to Sabre were capitalized to additional paid-in-capital.

         REVENUES FROM AFFILIATES

         Revenues from Sabre were approximately $68,159,000 and $44,330,000 during 2001 and 2000, respectively. The increase in revenues during 2001 and 2000 is attributable to the access agreement entered into by the Partnership and Sabre in connection with the Merger. No revenues from Sabre were recognized during 1999. Revenues from American and other subsidiaries of AMR were approximately $5,216,000 and $4,283,000 during 2000 and 1999, respectively.

         COST OF REVENUES AND OPERATING EXPENSES

         Expenses have been charged to the Company by Sabre, Travelocity Holdings, and for periods prior to the Spin-off, American and other subsidiaries of AMR to cover certain data processing, communication, labor, ticket fulfillment, employee benefits, facilities rental, marketing services, management services, legal fees and certain other administrative costs based on employee headcount or actual usage of facilities and services. Generally, amounts charged by Sabre approximate the cost to Sabre for providing such services. However, some of the administrative services provided by Sabre and Travelocity Holdings are provided at cost plus a marginal markup depending on the services. The Company believes amounts charged by American for expenses approximate the cost of such services provided by third parties. Travel service costs for travel by the Company's employees for personal and business travel are charged to the Company based on rates negotiated with American. The rates negotiated with American for 2001, 2000 and 1999 under the Corporate Travel Agreement approximate corporate travel rates offered by American to similar companies.

         Expenses charged by affiliates are as follows (in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                         2001         2000        1999
                                                                                         ----         ----        ----

         Data processing, communication and labor costs........................       $30,272      $21,439     $33,891
         Management services...................................................         5,767        7,147       3,065
         Ticket fulfillment costs..............................................            --           --       1,116
         Employee benefits.....................................................            70          643         578
         Other.................................................................            --          439         960
                                                                                      -------      -------     -------
               Total expenses..................................................       $36,109      $29,668     $39,610
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

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                         2001         2000        1999
                                                                                         ----         ----        ----

         Balance at beginning of period......................................          $  191     $ 68,884     $55,594
         Advances from affiliates............................................              --        6,818      13,290
         Payable to affiliates...............................................              34          191          --
         Contributions by affiliates to division equity......................              --      (75,702)         --
                                                                                       ------     --------     -------
         Balance at end of period............................................          $  225     $    191     $68,884
                                                                                       ======     ========     =======
         Weighted average payable (receivable) balance outstanding...........          $ (530)    $ 11,305     $64,482
                                                                                       ======     ========     =======

13. EMPLOYEE BENEFIT PLANS

         Prior to April 1, 2000, substantially all of the employees of the Travelocity Division participated in The Sabre Group Retirement Plan (the "SGRP"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, and The Sabre Group Legacy Pension Plan, a tax-qualified defined benefit plan. Costs for participation in these plans have been allocated to the Company based on the number of employees participating in the plans and are included in employee benefits in the table included in Note
12. Costs allocated totaled approximately $120,000 and $280,000 in 2000 and 1999, respectively.

         Effective April 1, 2000, the Company established the Travelocity.com LP 401(k) (the "401(k) Plan"), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Substantially all of the employees of the Travelocity Division enrolled in the SGRP were switched over to the 401(k) Plan effective April 1, 2000. The Company matches a defined portion of employee contributions to the plan and has recorded $1.1 million and $545,000 of expense in 2001 and 2000, respectively, related to the 401(k) Plan.

         As a result of the Merger, effective October 2000, the Company began to manage its own health care and life insurance benefits provided to its employees. Some employees of the Company who were previously employed by Sabre may have become eligible for certain health care and life insurance benefits provided by American to retired employees. The amount of health care benefits were limited to lifetime maximums as outlined in the plan. Certain employee groups make contributions towards funding a portion of their retiree health care benefits during their working lives and the Company matches the employee prefunding. Benefits provided to retired employees are funded as incurred. The Company recorded expenses related to health care benefits of approximately $385,000 and $247,000 in 2000 and 1999, respectively, which were allocated to the Company based on the number of Company employees participating in the plans and are included in employee benefits in the table in Note 12.

14. STOCK AWARDS AND OPTIONS

         TRAVELOCITY STOCK OPTION PLANS. The Company has established the Travelocity.com LP 1999 Long-Term Incentive Plan and the Travelocity Holdings, Inc. 1999 Long-Term Incentive Plan. Each plan is designed to attract, retain, and motivate highly talented employees critical to the long-term growth and success of the Company. The Company has authorized 7.0 million shares of its common stock, plus an additional 4% of the total outstanding shares as of January 1 of each of 2001, 2002 and 2003, for issuance under both plans. Each plan provides for awards of options to purchase, or stock appreciation rights ("SARS") with respect to, shares of the Company's common stock to the Partnership and Travelocity Holdings employees, directors and consultants, with approval rights by the board of directors to other specified grants that may be awarded. Each plan allows for grants of options or SARS to purchase an aggregate of 4.5 million shares of the Company's common stock. However, the total awards issued under the two plans combined may not exceed 7.0 million shares of the Company's common stock. Each of the plans are effective until October 2009. At December 31, 2001 approximately 1.9 million shares remained available for future grants.

         Stock options to purchase the Company's common stock were granted to employees of the Partnership and Travelocity Holdings during 2001, 2000 and 1999 under these plans. The options generally vest 25% on the first anniversary of the date of grant and monthly thereafter until fully vested on the fourth anniversary date of the grant. The options granted are not exercisable more than ten years after the date of grant and have an exercise price equal to the estimated fair market value of the Company's stock on the date of grant. During 2001, option granted to employees of the Partnership and employees of Travelocity Holdings were 1,710,724 and 571,200, respectively.

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

         The weighted-average grant date fair values of stock options granted during 2001, 2000 and 1999 were $21.28, $20.56 and $17.95, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option-pricing model. For employees of Travelocity Holdings, the number of stock options outstanding at December 31, 2001, 2000 and 1999 were 2,647,568, 2,206,460 and 456,400, respectively, and the number of stock options exercisable were 1,149,618, 618,273 and 0, respectively.

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

         Activity for the Company's stock options is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                    2001                      2000                     1999
                                           ------------------------ ------------------------- ------------------------
                                                        WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                                         AVERAGE                   AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE                 EXERCISE
                                             OPTIONS      PRICE        OPTIONS      PRICE      OPTIONS       PRICE
                                            --------    ---------    ----------   ---------   ----------   ---------

Outstanding at January 1..................  4,901,116     $24.83        742,400     $23.00            --     $   --
Granted...................................  2,281,924      16.94      2,619,597      28.72       742,400      23.00
Conversion of Sabre and Preview Travel
   options effective with the Merger......         --         --      3,015,230      20.29            --         --
Exercised.................................   (698,104)     18.45       (452,780)      9.22            --         --
Canceled..................................   (739,971)     20.45     (1,023,331)     26.57            --         --
                                            ---------               -----------              -----------

Outstanding at December 31................  5,744,965      23.02      4,901,116     $24.83       742,400     $23.00
                                            =========               ===========              ===========
Exercisable options outstanding at
   December 31............................  2,177,670      25.97      1,784,226     $21.14            --     $   --
                                            =========               ===========              ===========


         The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                              -------------------                                  -------------------
                                                            WEIGHTED-                                            WEIGHTED-
                                           NUMBER OF         AVERAGE                             NUMBER OF        AVERAGE
                                            OPTIONS       REMAINING LIFE    WEIGHTED-AVERAGE      OPTIONS        EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING        (YEARS)         EXERCISE PRICE     EXERCISABLE        PRICE
------------------------                  -----------     --------------    ----------------    -----------      ---------
$ 2.60000-$14.9065.............             1,748,061          8.82              $13.27           135,595         $11.13
$15.0000-$23.0000..............             1,878,149          8.09              $19.75           942,242         $20.21
$23.1875-$39.9688..............             1,257,615          6.11              $25.87           690,042         $24.89
$40.2500-$61.3555..............               861,140          8.12              $45.80           409,791         $45.94
                                            ---------                                           ---------
      Total....................             5,744,965          7.89              $23.02         2,177,670         $25.97
                                            =========                                           =========

         SARS may be granted in conjunction with all or part of any stock option granted. All appreciation rights will terminate upon termination or exercise of the related option and will be exercisable only during the time that the related option is exercisable. If a SAR is exercised, the related stock option will be deemed to have been exercised. To date, the Company has granted 15,000 SARs.

         STOCK COMPENSATION EXPENSE. At July 1, 2000, the Company prospectively adopted FIN 44 which required significant changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application.

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

         The adoption of FIN 44 required that the Company recognize expense at fair value for grants of equity awards to employees of Travelocity Holdings performing services for the Partnership under a management services agreement. At December 31, 2001, unrecognized stock compensation expense relating to these options totaled approximately $24.2 million. The effect of adopting FIN 44 for the years ended December 31, 2001 and December 31, 2000 was an additional $15.2 million and $2.7 million in stock compensation expense, respectively.

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

         OTHER STOCK AWARDS AND OPTION PLANS. Effective April 2000, the Company established the Travelocity.com LP Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase the Company's common stock at a discount from the market price of such stock. Participating employees may purchase stock on a semiannual basis at 85% of the lower of the market price of the stock at the beginning or the end of a six-month period. In addition, the ESPP allows participating employees to purchase stock up to an aggregate maximum purchase price of 15% of the employee's annual compensation, subject to certain limitations. The Company has reserved 250,000 shares of common stock for issuance under the ESPP. Approximately 55,423 and 17,768 shares were issued under the ESPP during 2001 and 2000, respectively, and approximately 176,809 shares remain available for future purchases at December 31, 2001.

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

         The total charge for stock compensation expense related to grants of Sabre stock made to employees of the Company included in wages, salaries and benefits expense was approximately $207,000, $255,000 and $656,000 for 2001, 2000, and 1999, respectively.

         Effective January 1, 1997, Sabre Holdings Corporation established The Sabre Group Holdings, Inc. Employee Stock Purchase Plan (the "Sabre ESPP") in which the employees of the Company participate. The Sabre ESPP allows eligible employees the right to purchase Sabre Class A Common Stock on a monthly basis at the lower of 85% of the market price at the beginning or the end of each monthly offering period. The Sabre ESPP allowed each employee to acquire Sabre Class A Common Stock with an aggregate maximum purchase price equal to either 1% or 2% of that employee's annual base pay, subject to limitations under the Internal Revenue Code of 1986. Under the plan, 13,667 Sabre shares were issued to the Company's employees during 1999.

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

         As required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for stock options and stock-based awards issued to its employees under the fair value method set forth in Statement No. 123. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1% to 4.8% for 2001, 4.4% to 6.8% for 2000 and 5.24% to 6.09% for 1999; a dividend yield of 0%; a volatility factor of the expected market price of Travelocity's common stock of 1.17, 1.15 and 1.08 for 2001, 2000 and 1999, respectively, and for Sabre's common stock of .39 for 1999; and a weighted-average expected life of 4.5 years for Sabre options granted and 3.0 years for Travelocity options granted.

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

         For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company 's pro forma information is as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                           2001           2000           1999
                                                                           ----           ----           ----

Net loss:
   As reported................................................        $(85,037)      $(46,902)      $(20,631)

   Pro forma..................................................        $(95,770)      $(55,796)      $(21,541)

Loss per common share, basic and diluted:
   As reported................................................        $  (4.31)      $  (2.17)      $     --
   Pro forma..................................................        $  (4.86)      $  (2.58)      $     --


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (in thousands):


                                                                               FIRST        SECOND         THIRD          FOURTH
                                                                              QUARTER      QUARTER        QUARTER        QUARTER
                                                                              -------      -------        -------        -------

2001
Revenues.................................................................    $ 72,851     $ 82,344       $ 78,459       $ 68,115
Gross profit.............................................................      47,731       55,537         53,151         43,482
Loss before cumulative effect of change in accounting method.............     (28,322)     (24,054)       (14,369)       (24,434)
Net loss.................................................................     (22,180)     (24,054)       (14,369)       (24,434)
Loss per share before cumulative effect of change in accounting method...       (1.46)      $(1.22)        $(0.72)      $  (1.23)
Net loss per share.......................................................       (1.14)      $(1.22)        $(0.72)      $  (1.23)
2000
Revenues.................................................................    $ 27,023     $ 46,798       $ 53,361       $ 65,488
Gross profit.............................................................      14,879       27,690         33,161         44,809
Net loss.................................................................      (9,071)     (13,508)       (12,191)       (12,132)
Net loss per share.......................................................       (0.32)       (0.84)         (0.64)         (0.63)


         On January 1, 2001, the Company adopted FAS 133. See Note 2. The Company recognized a cumulative effect of change in accounting method gain of $6.1 million, net of Sabre's interest in the Partnership of zero and income taxes of $1.0 million.

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope involving the hijacking and use of passenger aircraft operated by commercial airlines. These actions have served to reduce travel in the United States and, to a lesser degree, internationally. The Company's results of operations for the third and fourth quarters of 2001 were negatively affected by this reduction in travel. The Company is unable to quantify with any precision the amount of revenue lost as a direct result of the attacks.

         In October 2001, the Company announced the implementation of various cost reductions as a result of the decline in travel bookings following the terrorist attacks of September 11, 2001. The reductions included a 10% layoff of the Company's non-customer service workforce and the closure of the Company's call center, located in Sacramento, California, in December 2001. Severance payments and other costs associated with these actions were not significant.

         The amount of loss of the Partnership attributable to Sabre's interest in the Partnership is limited to the carrying amount of Sabre's basis in the Partnership as recorded on the date of the merger. See Note 2. During the three months ended December 31, September 30, June 30 and March 31, 2001 and December 31, 2000, losses of $14.8 million, $7.7 million, $14.5 million, $13.4 million, and $1.2 million, respectively, attributable to Sabre's interest in the Partnership were recognized in the net loss attributable to the Company's common stockholders. If and when the results of the Partnership become profitable, net income attributable to the Company's common stockholders will be increased by the amount of losses attributable to Sabre in excess of Sabre's basis in the Partnership previously recognized by the Company.

16. SUBSEQUENT EVENTS

         On March 5, 2002, Sabre Holdings Corporation, through an indirect wholly-owned subsidiary, commenced an unsolicited tender offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $23 per share in cash. Having received prior notice of Sabre's intent to commence this tender offer, Travelocity's board of directors met on March 4, 2002 and determined that, if an offer was commenced at $23 per share, such an offer would be inadequate. After a series of discussions between a special committee of independent, outside directors of Travelocity created to review, consider and evaluate Sabre's tender offer and Sabre and its representatives, Sabre announced on March 18, 2002 that it was increasing its tender offer price to $28 per share. The special committee and the board of directors of Travelocity, with two directors voting for, six directors abstaining and one director voting against, have now concluded that the revised Sabre tender offer is adequate. On March 18, 2002, we announced that the special committee and the board recommend that stockholders carefully evaluate the fairness and terms of the offer. We also announced that it is the recommendation of the board of directors (with two directors voting for, six directors abstaining and one director voting against) and the special committee that stockholders accept the revised offer and tender their shares to Sabre in the revised offer.

         Since February 19, 2002, the date that Travelocity announced that Sabre had stated its intention to make an unsolicited offer to purchase the shares of Travelocity's common stock that Sabre and its affiliates do not already own for $23 per share, payable in cash, eleven purported stockholder class action lawsuits have been filed against Travelocity and its directors on behalf of Travelocity's stockholders other than Sabre and its affiliates. The following nine lawsuits are pending in the Delaware Court of Chancery in New Castle County and also name Sabre as a defendant: "JOAN FERRARI V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19419-NC; "ESTHER SUMMER V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19421-NC; "MAX REYNOLDS V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19423-NC; "ROBERT ROVNER V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19425-NC; "CORA PEZZELLO
V. JEFFERY M. JACKSON, ET AL.," C.A. No. 19427-NC; "DAVID ROTHSTEIN ET AL. V. TRAVELOCITY.COM, ET AL.," C.A. No. 19424-NC; "ALAN BEHR V. TRAVELOCITY.COM INC., ET AL.," C.A. No. 19420-NC; "LESLIE SUSSER V. TERRELL B. JONES, ET AL.," C.A. No. 19422-NC; and "BURUCHA, LLC V. TRAVELOCITY.COM INC., ET AL.," C.A. No. 19426-NC. The following two additional stockholder class action lawsuits have been filed in state district court in Tarrant County, Texas: "JIM ROBBINS V. TRAVELOCITY ET AL.," Cause No. 17-191547-02; and "ANTHONY TAMBURRO V. KATHY MISUNAS ET AL.," Cause No. 17-191630-02.

         All eleven lawsuits are similar. The complaints allege, among other things, that the defendants have breached fiduciary duties owed to Travelocity's stockholders other than Sabre in connection with Sabre's proposed offer, that the proposed offer price is inadequate and that a majority of the defendants have conflicts of interest with respect to the proposed offer. Each of the complaints seeks class certification and to enjoin the consummation of Sabre's proposed transaction and recover attorneys' fees and expenses. The complaints also seek an award of damages, or the imposition of a constructive trust, if the proposed transaction is consummated. Travelocity has not yet responded to the lawsuits.

         On March 20, 2002, counsels to Travelocity and Sabre entered into a memorandum of understanding with the plaintiffs to settle such lawsuits.

         On March 25, 2002, the Company entered into a definitive agreement to form Japan's first one-stop online travel site, Tabini. Among the travel suppliers that are part of Tabini are Japan Airlines, All Nippon Airways, Japan Air Systems, United Airlines and a consortium of 13 other major international airlines. Powered by our technology, Tabini will offer comprehesive online travel services, including booking on virtually all international airlines serving Japan, along with more than 55,000 hotels and more than 50 car rental companies in Japan and internationally.

         On March 26, 2002, the Company announced that it had entered into a definitive merger agreement with Site59.com. The Company expects that, pursuant to this agreement, Site59 will become a subsidiary of the Company prior to April 1, 2002. In January 2002, Sabre offered to provide cash funding for this acquisition in exchange for shares of the Company's common stock. Prior to the Company and Sabre reaching an agreement with respect to such arrangement, Sabre announced its intent to commence the tender offer discussed above. Sabre then offered in mid-February 2002 to provide a loan, directly or through one of its subsidiaries, to the Company in an aggregate amount of up to approximately $43 million to help the Company fund the purchase price for such proposed transaction. The loan, which is not contingent on the success or completion of the tender offer, will bear interest at a rate equal to six-month LIBOR plus 150 basis points, and will be due and payable 180 days following the date of the loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      All executive officers are elected annually by the board of directors to serve until the next annual meeting of the board of directors and until their respective successors are chosen and qualified. There are currently nine directors on the Company's board of directors. The board of directors is divided into three classes of directors with staggered terms. Directors are elected to terms that expire on the annual meeting date three years following the annual meeting at which they are elected.

      The directors and executive officers of the Company are as follows:


NAME                                  AGE  POSITION WITH THE COMPANY
----                                  ---  -------------------------
William J. Hannigan.................   42  Director
F. William Conner...................   43  Director
Jeffery M. Jackson..................   46  Director
Glenn W. Marschel, Jr...............   55  Director
Paul C. Ely, Jr.....................   70  DIRECtor
Michael S. Gilliland................   39  Director
James J. Hornthal...................   48  Director
Terrell B. Jones....................   53  Director, President and Chief Executive Officer
Kathleen Misunas....................   51  Director
James D. Marsicano..................   59  Executive Vice President - Sales and Service
Ramesh K. Punwani...................   59  Executive Vice President and Chief Financial Officer
Andrew B. Steinberg.................   43  Executive Vice President-Administration, General Counsel and Corporate Secretary
Peter Cardell.......................   51  Senior Vice President - Transportation and Hospitality
Susan Carmichael....................   49  Senior Vice President - Human Resources
Christopher McAndrews...............   38  Senior Vice President - Leisure Travel and Media
Marilyn Millard.....................   46  Senior Vice President - Product Development
Russell Smith.......................   44  Senior Vice President - Operations and Customer Service
Michael Stacy.......................   34  Senior Vice President - Consumer Marketing
Christopher Vasiliou................   51  Senior Vice President - International

      WILLIAM J. HANNIGAN has served as Chairman of the Board of the Company since March 2000. Prior to his appointment to this position, Mr. Hannigan served as President of Global Markets for SBC Communications Inc., a telecommunications company, from 1996 to 1999. Prior to his position at SBC Communications, Inc., Mr. Hannigan worked for 13 years at Sprint Corporation, also a telecommunications company, Southwestern Bell/SBC and Pacific Bell. He has also served as the Chief Executive Officer, President and Chairman of the Board of Sabre Holdings Corporation since March 2000 and has served as the Chief Executive Officer and President of Sabre Inc. since December 1999. Mr. Hannigan's term as a director of the Company expires at the annual stockholder meeting to be held in 2003.

      F. WILLIAM CONNER has served as a director of the Company since March 2000. Mr. Conner has also served as the President Enterprise Networks and eBusiness Solutions of Nortel Networks Corporation, a telecommunications company ("Nortel Networks"), from November 1999 to April 2001. From 1998 to 1999, he served as Nortel Networks' first Chief Marketing Officer. From 1992 to 1998, Mr. Conner served as President of Nortel Networks' first data business, Executive Vice President and other key leadership positions in sales and marketing. Prior to joining Nortel Networks, Mr. Conner works at AT&T for 11 years. Mr. Conner has also served as President and Chief Executive Officer of Entrust Technologies, Inc., a digital security company ("Entrust"), since April 2001, its director since July 1997 and its Chairman of the Board from October 1998 to May 2000. In addition to his positions as President and Chief Executive Officer of Entrust, Mr.

Conner was elected as Chairman of Board in January 2002. Mr. Conner's term as a director of the Company expires at the annual stockholder meeting to be held in 2003.

      JEFFERY M. JACKSON has served as a director of the Company since March 2000. He has served as the Executive Vice President, Chief Financial Officer and Treasurer of Sabre Inc. since 1998. Prior to joining Sabre Inc., he served as Vice President and Controller for American Airlines, Inc. from January 1998 to August 1998, and Vice President--Corporate Development and Treasurer for American Airlines, Inc. from 1995 to 1998 and as Vice President and Treasurer for American Airlines from 1992 to 1995. Mr. Jackson's term as a director of the Company expires at the annual stockholder meeting to be held in 2004.

      GLENN W. MARSCHEL, JR. has served as a director of the Company since March 2000. Mr. Marschel served as Chief Executive Officer and Co-Chairman of the Board of Faroudja, Inc., a video processing technology firm, from October 1998 to June 2000, and has served as Executive Chairman of the Board of Additech, Inc., a petrochemicals company, since October 1997. He was also the President and Chief Executive Officer of Paging Network, Inc., a telecommunications company, from December 1995 to August 1997, and Vice Chairman of First Financial Management Corporation, a credit card processing firm, from April 1995 to November 1995. Mr. Marschel is also the former Group President of Automatic Data Processing, an information systems company. He also serves as Chief Executive Officer of NetNumber.com, Inc., a communications and directory information company. Mr. Marschel also serves as a director of Sabre Holdings Corporation and Sage, Inc. Mr. Marschel's term as a director of the Company expires at the annual stockholder meeting to be held in 2004.

      PAUL C. ELY, JR. has served as a director of the Company since March 2000. Mr. Ely has served as the President of Santa Cruz Yachts, a yacht manufacturer since 1995, and is a former General Partner of Alpha Partners, a venture capital firm. He is also a former Executive Vice President and a former director of Hewlett-Packard Company, where he served from 1962 to 1984. He is also a director of Sabre Holdings Corporation, Parker-Hannifin Corporation, a manufacturer of motion control products, and Tektronix, Inc., a provider of measurement products. Mr. Ely's term as a director of the Company expires at the annual stockholder meeting to be held in 2002.

      MICHAEL S. GILLILAND has served as a director of the Company since July 2000. Mr. Gilliland has served as the Chief Marketing Officer of Sabre Inc. since June 2000. Prior to that position, Mr. Gilliland served as the Senior Vice President and General Manager of Product Marketing for Sabre Holdings Corporation from April 1999 to April 2000. Mr. Gilliland also served as Senior Vice President and General Manager of Sabre Business Travel Solutions from September 1995 until April 1999, and as field managing director of sales for Sabre's western division from June 1994 until September 1995. Mr. Gilliland's term as a director of the Company expires at the annual stockholder meeting to be held in 2004.

      JAMES J. HORNTHAL has served as Vice Chairman of the board of directors of the Company since March 2000. Mr. Hornthal founded Preview Travel, a provider of online travel reservation services, in 1985 and served as its Chairman until its merger with the Company in March 2000. Mr. Hornthal also served as President of Preview Travel until April 1994 and as its Chief Executive Officer until June 1997. Prior to founding Preview Travel, Mr. Hornthal was a general partner at Oak Grove Ventures, a venture capital firm, and a consultant for The Boston Consulting Group, a management consulting firm. Mr. Hornthal's term as a director of the Company expires at the annual stockholder meeting to be held in 2003.

      TERRELL B. JONES has served as a director of the Company since March 2000, and as President and Chief Executive Officer of the Company since September 1999. From May 1999 until September 1999, Mr. Jones served as Executive Vice President--Travelocity Division of Sabre Holdings Corporation, and President of Sabre Inc.'s Travelocity Division. From July 1996 until May 1999, Mr. Jones served as Senior Vice President--Sabre Interactive, Chief Information Officer of Sabre Holdings Corporation and President--Sabre Interactive and Chief Information Officer of Sabre Inc. From 1993 to 1996, Mr. Jones served as President--Sabre Computer Services, a division of Sabre, Inc., formerly known as The Sabre Group, and from 1995 to 1996, Mr. Jones served as President--Sabre Interactive, a division of Sabre Inc. Mr. Jones is also a director of Entrust Technologies Inc., a digital security company. Mr. Jones term as a director of the Company expires at the annual stockholder meeting to be held in 2003.

      KATHLEEN MISUNAS has served as a director of the Company since November 2001. She is an advisor to various businesses in the travel and technology sectors, including AirTreks, a San Francisco based travel agency specializing in multi-stop international travel planning and fulfillment. From July 2001 to October 2001, Ms. Misunas served as Chief Executive Officer for AirTreks. Prior to that time, she served as Chief Executive Officer of Brandwise, LLC, from 1999 to 2000, and Reed Travel Group, a division of Reed Elsevier plc, from 1996 to 1998. Ms. Misunas worked for AMR and Sabre for 22 years, serving in many executive level positions, and was named President and Chief Executive Officer of

Sabre in 1993. Ms. Misunas serves as a director of Tech Data Corp., Canadian Tire Corp. and IMBOT. She also serves on several councils/advisory boards including WizCom, a division of Cendant, Penn State University Technology Board of Hotel, Restaurant and Recreation Management School and World Tourism Foundation. Ms. Misunas' term as a director of the Company expires at the annual stockholder meeting to be held in 2004.

      JAMES D. MARSICANO has served as Executive Vice President - Sales and Service of the Company and the Partnership since September 30, 1999. From July 1996 to September 1999, Mr. Marsicano served as Senior Vice President and General Manager of Sabre's Travelocity Division. From 1992 to July 1996, Mr. Marsicano served as the Managing Director of Commercial Sales at American Airlines.

      RAMESH K. PUNWANI has served as Executive Vice President and Chief Financial Officer of the Company since February 2000. From September 1999 to February 2000, Mr. Punwani served as Director-Business Development and Acting Vice President-Cruise and Tour Relations of American Express Co. From April 1999 to September 1999, he served as Interim Chief Financial Officer of Kiwi International Holdings. From January 1998 to April 1999, Mr. Punwani served as a consultant with Cambridge Partners of North Atlantic Aviation. Mr. Punwani served as Chief Financial Officer of Tower Air from September 1996 to January 1998, and he served as Senior Vice President and Chief Financial Officer of Empire Blue Cross Blue Shield from September 1993 to September 1996.

      ANDREW B. STEINBERG has served as Executive Vice President - Administration, General Counsel and Corporate Secretary of the Company and the Partnership since March 2000. Mr. Steinberg worked for Sabre as Senior Vice President from 1996 to 1999, Executive Vice President from 1999 to 2000, and Corporate Counsel and Corporate Secretary from 1996 to 2000.

      PETER CARDELL has served as Senior Vice President - Transportation and Hospitality of the Company since March 2000. He served as Vice President Leisure and Senior Vice President Marketing for Sabre and the Company since August 1999. Mr. Cardell previously served as Senior Director of The Leisure Company from March 1998 to June 1999. He served as Senior Vice President Marketing of TravelFest Superstores Inc. from February 1994 to March 1998.

      SUSAN CARMICHAEL has served as Senior Vice President - Human Resources since January 2002. Ms. Carmichael served as the Vice President - Human Resources from March 2000 to January 2002. From August 1998 to March 2000, Ms. Carmichael served as Vice President - Human Resources and Corporate Officer for Object Space, Inc. From July 1997 to August 1998, Ms. Carmichael was the owner of Cashman Consulting Group. From January 1991 to July 1997, she served as the Vice President Human Resources - TeleServices Resources at AMR.

      CHRISTOPHER MCANDREWS has served as Senior Vice President - Leisure Travel and Media of the Company since March 2000. From September 1997 to March 2000, he served as Senior Vice President of Media and Sales, Executive Vice President - Interactive Marketing for Preview Travel.

      MARILYN MILLARD has served as Senior Vice President - Technology of the Company since September 2000. Prior to this position, Ms. Millard served as analyst/manager, director, Vice President and Senior Vice President of Sabre since October 1995.

       RUSSELL SMITH has served as Senior Vice President - Operations and Customer Service of the Company since September 2000. Prior to this position, Mr. Smith served as a Regional Director of Ticketmaster from 1990 to 2000.

      MICHAEL STACY has served as Senior Vice President - Consumer Marketing of the Company since March 2000. From February 1998 to March 2000, Mr. Stacy served as Director of Advertising of Sabre's Travelocity Division. He served as a manager of Sidewalk.com, a division of Microsoft, from January 1997 to January 1998.

      CHRISTOPHER VASILIOU has served as Senior Vice President - International since March 2000. From May 1994 to March 2000, Mr. Vasiliou served as Senior Vice President Asia/Pacific for Sabre.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following Summary Compensation Table sets forth the compensation for the fiscal year ending December 31, 2001 paid to (a) Mr. Jones, who served as Travelocity's Chief Executive Officer during the entire fiscal year ended December 31, 2001 and (b) the other four most highly compensated executive officers who were serving as executive officers of Travelocity on December 31, 2001 (collectively, the "Named Executive Officers"):

                                             ANNUAL
                                          COMPENSATION          LONG-TERM COMPENSATION
                                      --------------------     ------------------------
                                                                 AWARDS        PAYOUTS
                                                               ----------    ----------
                                                               SECURITIES                   ALL OTHER
NAME AND PRINCIPAL                     SALARY       BONUS      UNDERLYING      LTIP        COMPENSATION
   POSITION                    YEAR    ($)(1)       ($)(2)     OPTIONS($)    PAYOUTS($)        ($)
------------------             ----   -------      -------     ----------    ----------    ------------
Terrell B. Jones               2001   350,000      340,000      150,000      326,120(3)      26,065(4)
  President and                2000   288,797(5)   119,487           --      349,688(6)          --
  Chief Executive
  Officer

James D. Marsicano             2001   243,230      121,086       58,000       34,190(7)         371(8)
  Executive Vice               2000   181,658       70,755           --       37,172(7)          --
  President of
  Sales and Service

Andrew B. Steinberg            2001   233,200      115,602       72,900      178,059(9)       8,810(10)
  Executive Vice               2000   182,272       67,838           --      279,844(11)         --
  President
  Administration,
  General Counsel
  and Corporate
  Secretary

Ramesh K. Punwani              2001   216,000       95,116       70,000           --          2,619(12)
  Chief Financial              2000   158,333       61,670           --           --         30,755(13)
  Officer and
  Executive Vice
  President

Christopher McAndrews          2001   235,224       89,855       43,900           --             --
  Senior Vice President,       2000   181,060(14)   71,375(14)       --           --             --
  Leisure Travel and
  Media

(1) All salary information for fiscal year 2000 represents compensation earned after the Preview Merger in March 2000.

(2) Represents bonus earned for services rendered during the fiscal years 2001 and 2000. Payment for such services was made in 2002 and 2001, respectively, under Travelocity's incentive plan.

(3) Represents amount payable under Sabre's 1998-2000 performance share program for performance shares granted in 1998. Mr. Jones has elected to defer payment of the entire amount.

(4) Represents car allowance and miscellaneous expenses reimbursed to Mr. Jones by Travelocity, and the value of certain travel privileges provided by Travelocity.

(5) Includes $35,464 of deferred compensation earned during fiscal 2000 and paid as a contribution to Travelocity's Supplemental Executive Retirement Plan on behalf of Mr. Jones.

(6) Represents amount payable under Sabre's 1997-1999 performance share program for performance shares granted in 1997. Mr. Jones has elected to defer payment of the entire amount.

(7) Represents amounts payable under Sabre's 1998-2000 and 1997-1999 performance share programs for performance shares granted in 1998 and 1997, respectively.

(8)   Represents the value of certain travel privileges provided by Travelocity.

(9) Represents amount payable under Sabre's 1998-2000 performance share program for performance shares granted in 1998. Of this amount, Mr. Steinberg has elected to defer payment of $115,738.

(10) Represents car allowance and miscellaneous expenses reimbursed by Travelocity, and the value of certain travel privileges provided by Travelocity.

(11) Represents amount payable under Sabre's 1997-1999 performance share program for performance shares granted in 1997. Of this amount, Mr. Steinberg has elected to defer payment of $181,898.

(12)  Represents the value of certain privileges provided by Travelocity.

(13) Represents car allowance and miscellaneous expenses reimbursed by Travelocity.

(14) Includes an adjustment of $28,350 to Mr. McAndrews's compensation for 2000 to correct an inadvertent underpayment of his compensation in that amount in 2000. Additionally, the related bonus column includes $10,717 associated with the compensation underpayment. These adjustments were paid in 2001.

                              STOCK OPTIONS GRANTED

     The following table sets forth information concerning stock options granted during fiscal year 2001 by Travelocity to the Named Executive Officers. Except as noted below, the grants relate to options to purchase shares of the Company's common stock. All stock option grants to the Named Executive Officers in 2001 were awarded under the Travelocity Holdings, Inc. 1999 First Amended Long-Term Incentive Plan. Travelocity did not grant any stock appreciation rights to any of these individuals during fiscal year 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF      % OF TOTAL                                             ASSUMED ANNUAL RATES
                           SECURITIES     OPTIONS/SARS                                       OF STOCK PRICE APPRECIATION
                           UNDERLYING      GRANTED TO                                             FOR OPTION TERM ($)(1)
                          OPTIONS/SARS    EMPLOYEES IN     EXERCISE PRICE                    -----------------------------
NAME                     GRANTED (#)(2)    FISCAL YEAR        ($/SHARE)    EXPIRATION DATE   FIVE PERCENT      TEN PERCENT
----                     --------------   ------------     --------------  ---------------   ------------      -----------
Terrell B. Jones            150,000           6.57              13.50        01/15/11         1,273,512         3,227,328

James D. Marsicano           58,000           2.54              13.50        01/15/11           492,424         1,247,900

Ramesh K. Punwani            70,000           3.07              13.50        01/15/11           594,305         1,506,087

Andrew B. Steinberg           7,900           0.35              29.85        07/19/11           148,303           375,828
                             65,000           2.85              13.50        01/15/11           551,855         1,398,509

Christopher McAndrews        43,900           1.92              13.50        01/15/11           372,714           944,531

(1) Pursuant to the rules of the SEC, the amounts under these columns reflect calculations at assumed 5% and 10% appreciation rates and, therefore, are not intended to forecast future appreciation, if any, of the respective underlying shares of the Company's common stock. The potential realizable value to the optionees was computed as the difference between the appreciated value, at the expiration dates of the stock options, of the applicable underlying the Company's common stock obtainable upon exercise of such stock options over the aggregate exercise price of such stock options.

      The amount of gain to the optionees is dependent on the amount of increase in the price of the applicable underlying shares of the Company's common stock, which would benefit all the respective stockholders proportionately. These potentially realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on stock option exercises are dependent on the future performance of the applicable shares of the Company's common stock, overall market conditions and the timing of the exercise thereof by each respective optionee. There can be no assurance that the amounts reflected in the table will be achieved.

(2) Represents options granted under the Travelocity Holdings, Inc. 1999 First Long-Term Incentive Plan. These options will vest 25% on the first anniversary of the date of grant, and the remainder will vest in equal increments monthly over the following 36 months until fully vested on the fourth anniversary of the grant. These options have a 10 year term.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information concerning stock options exercised during fiscal year 2001 by the Named Executive Officers and the number and value of unexercised in-the-money options for the shares of the Company's common stock at December 31, 2001. The actual amount, if any, realized upon exercise of stock options will depend upon the amount by which the market price the shares of the Company's common stock on the date of exercise exceeds the exercise price. The actual value realized upon the exercise of unexercised in-the-money stock options (whether exercisable or unexercisable) may be higher or lower than the values reflected in this table.

                                                                 NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS/SARS         IN-THE-MONEY OPTIONS/SARS
                                                                      AT FISCAL YEAR END             AT FISCAL YEAR-END ($)(1)
                          SHARES ACQUIRED                        -------------------------------    ---------------------------
NAME                       ON EXERCISE(#)    VALUE REALIZED($)   EXERCISABLE       UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                     ----------------    -----------------   -----------       -------------    -----------   -------------
Terrell B. Jones                   -                    -          418,036            724,324        1,838,057       5,132,703
James D. Marsicano            10,000              101,875           68,934            217,136          310,616       1,942,333
Ramesh K. Punwani             15,000              133,813           42,292            252,708          242,911       2,498,176
Andrew B. Steinberg           15,754              125,200           78,912            280,788          150,677       2,052,559
Christopher McAndrews         75,434            1,330,370          138,129            117,962          828,331         986,413

---------------------

(1) The values are calculated based on the closing price of $28.71 per share of the Company's common stock on the Nasdaq National Market on December 31, 2001.

                   EXECUTIVE TERMINATION BENEFITS AGREEMENTS/
                              EMPLOYMENT AGREEMENTS

      Travelocity, through Travelocity Holdings, has executive termination benefits agreements (collectively, the "Agreements" and individually, an "Agreement") with each of Terrell B. Jones, Ramesh K. Punwani, James D. Marsicano, Andrew B. Steinberg and Christopher McAndrews.

      The benefits provided by the respective Agreement with each of Messrs. Jones, Punwani, Marsicano and Steinberg are triggered by their termination (i) by Travelocity Holdings or one of its subsidiaries or affiliates (the "Employer") at any time within the first 24 months following a change in control or a change in the equity structure (each as defined below), (ii) by the Employer at any time within 180 days prior to a change in control or a change in the equity structure or (iii) by him for good reason (as described below) at any time within the first 24 months following a change in control or a change in the equity structure of Travelocity.

      The benefits provided by the Agreement with Mr. McAndrews are triggered by the termination of Mr. McAndrews (i) by the Employer within the first 24 months following a change in control, (ii) by the Employer at any time within 180 days prior to a change in control or (iii) by Mr. McAndrews for good reason at any time within the first 24 months after a change in control.

      Mr. Jones's Agreement provides that upon a termination discussed above, Mr. Jones will receive from the Employer in a lump sum payment on the first day of the month following the termination date equal to:

           - if a change of control has occurred, two times the greater of (A) the sum of his annual base salary and target bonus as in effect at the termination date or (B) the sum of his annual base salary and target bonus in effect on the change of control date; or

           - if a change in equity structure has occurred, the greater of (A) the sum of his annual base salary and his annual target bonus as in effect at the termination date, or (B) the sum of his annual base salary and his annual target bonus as in effect at the change in equity structure date.

      Each of the Agreements with Messrs. Punwani, Marsicano and Steinberg provides that upon a termination discussed above, he will receive from the Employer in a lump sum payment on the first day of the month following his termination date an amount equal to:

           - if a change of control has occurred, the greater of (A) the sum of his annual base salary and target bonus as in effect at the termination date or (B) the sum of his annual base salary and target bonus in effect on the change of control date; or

           - if a change in equity structure has occurred, the greater of (A) the sum of one-half times his annual base salary and one-half times his annual target bonus as in effect at the termination date, or (B) the sum of one-half times his annual base salary and one-half times his annual target bonus as in effect at the change in equity structure date.

      Mr. McAndrews's Agreement provides that in the event a change in control has occurred, the Employer will pay Mr. McAndrews in a single lump sum payment on the first day of the month following the termination date an amount equal to the greater of (i) the sum of his annual base salary and two times his target bonus as in effect at the termination date, or (ii) the sum of his annual base salary and two times his target bonus as in effect on the change in control date. Under Mr. McAndrews's Agreement, if his employment is terminated without cause for any reason other than in connection with a change in control, or if, without Mr. McAndrews's prior written consent, Travelocity Holdings were to materially reduce his base salary or target bonus or permanently relocate his position to a facility or location more than 25 miles from his present work location, then Travelocity Holdings agreed to (a) pay Mr. McAndrews severance in an amount equal to the sum of one year's base plus one year's target bonus (as each existed prior to such event), (b) accelerate the vesting of all of his unvested options to purchase Shares to the date of such event, (c) continue his benefits for one year from the date of such event and (d) provide Mr. McAndrews with a 90-day period following the date of such event to exercise his vested options.

      Under Mr. Jones's Agreement, the Employer agreed to continue to provide to Mr. Jones health and other insurance benefits for a 24-month period in the case of a change of control, or for a 12-month period in the case of a change in equity structure, following the termination date. Under each of Messrs. Punwani's, Marsicano's and Steinberg's Agreements, the Employer will continue to provide to him health and other insurance benefits during the 12-month period, in the case of a change in control, or six-month period, in the case of a change in equity structure, following the termination date. Under Mr. McAndrews's Agreement, the Employer will continue to provide to him health and other insurance benefits during the 12-month period following the termination date. Under each of the Agreements, the provision by the Employer of such health and other insurance benefits will terminate in the event the officer or his spouse becomes eligible for comparable employer provided coverage from any other employer, whether or not he and his spouse accepts or elects such alternative coverage.

      With respect to stock based compensation plans, under each of the Agreements, upon termination of employment, (i) any issued and outstanding stock options and stock appreciation rights granted in connection with such options issued under Travelocity Holdings' 1999 Long-Term Incentive Plan or any successor plan (the "LTIPs") will become 100% vested and immediately exercisable and will be exercisable for at least 90 days (or such longer period of time as specified in the LTIPs), unless the option term would otherwise expire earlier; and (ii) the right to any other stock-based compensation granted under the LTIPs will also immediately vest (to the extent they have not vested) in accordance with the LTIPs. Under each of Messrs. Jones's, Punwani's, Marsicano's and Steinberg's Agreements, in the event of a change in control, any unvested Sabre stock options or performance shares will be converted into Travelocity stock options or deferred stock in an equivalent value, such options and stock shall become immediately 100% vested and exercisable, and the officer will have 90 days to exercise such options, unless the option term would otherwise expire earlier. Under Mr. Jones's Agreement, in the event of a change in equity structure, Travelocity Holdings will use its best efforts to cause Sabre to 100% vest and make immediately exercisable any unvested Sabre stock options.

      Each of the Agreements provides that in the event that the payments and other benefits provided for in such Agreement or otherwise payable thereunder
(i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) but for such Agreement would be subject to excise tax imposed by Section 4999 of the Code (or any corresponding provision of state income tax law), then such benefits under the respective Agreement shall either be (A) delivered in full or (B) delivered as to such lesser extent which would result in no portion of such benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt on an after-tax basis, of the greater amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. Unless agreed to otherwise, the determination will be made by Travelocity Holdings' independent public accountants.

      The right to payments, vesting and other benefits under each Agreement is subject to the respective officer's compliance with covenants not to compete with the business of Travelocity Holdings and its parents, subsidiaries, affiliates, successors and assigns or solicit any such entity's employees for specified periods ranging from 12 to 24 months.

      Under each of the Agreements, Travelocity Holdings must require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Travelocity Holdings to agree to perform the Agreement in the same manner and to the same extent that Travelocity Holdings would be required to perform it if no change in control or change in equity structure had taken place.

      Under the Agreements, a "change of control" is deemed to have occurred if
(i) any person, without the prior approval of the Travelocity board of directors, becomes the beneficial owner, directly or indirectly, of voting securities of Travelocity representing both (A) 25% or more of the voting power of Travelocity's then outstanding voting securities and (B) a percentage of the voting power of Travelocity's then outstanding voting securities which is equal to or greater than the percentage of voting power as is represented by the voting securities beneficially owned, directly or indirectly, by Sabre; (ii) the directors of Travelocity as of March 7, 2000 (the "Incumbent Board") cease for any reason to constitute at least a majority of the board of directors of Travelocity, provided, however, that any individual becoming a director after March 7, 2000 whose election, or nomination for election by the Travelocity stockholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or entity other than the board of directors of Travelocity;
(iii) the consummation of a merger, consolidation or similar reorganization of Travelocity or in which securities of Travelocity are issued, unless such transaction is a "Non-Control Transaction" (as defined below); (iv) the sale or other disposition of all or substantially all of the assets of Travelocity to any person or entity (other than a transfer to a related entity or under conditions that would constitute a Non-Control Transaction with the disposition of assets being regarded as a merger, consolidation or similar transaction of Travelocity or in which securities of Travelocity are issued for this purpose);
(v) a complete liquidation or dissolution of Travelocity; or (vi) any other event to which, in the opinion of the board of directors of Travelocity Holdings, is within the intent of clauses (i) through (v) of this sentence. For purposes of each Agreement, a "Non-Control Transaction" occurs when, in the context of an event described in clause (iii) or (iv) of the preceding sentence,
(x) the stockholders of Travelocity immediately before such event beneficially own, directly or indirectly, at least 50% of the combined voting power of the outstanding voting securities of (1) the surviving corporation, if 50% or more of the combined voting power of the then outstanding voting securities of the surviving corporation is not beneficially owned, directly or indirectly, by a parent corporation, or (2) the parent corporation, if 50% or more of the combined voting power of the surviving corporation's then outstanding voting securities is beneficially owned, directly or indirectly, by such parent corporation; and (y) the individuals who were members of the board of directors of Travelocity immediately prior to the Preview Merger constitute at least a majority of the members of the board of directors of, (I) the surviving corporation, if 50% of the combined voting power of the then outstanding voting securities of the surviving corporation is not beneficially owned, directly or indirectly, by a parent corporation, or (II) the parent corporation, if 50% or more of the combined voting power of the surviving corporation's then outstanding voting securities is beneficially owned, directly or indirectly, by such parent corporation.

      Under the Agreements, in no event will a change in control be deemed to occur solely by reason of (i) a distribution to Sabre's stockholders, whether as a dividend or otherwise, of all or any portion of the voting securities held, directly or indirectly, by Sabre (including, without limitation, a distribution to Sabre's stockholders of securities of

Travelocity), (ii) a sale of all or any portion of the voting securities held, directly or indirectly, by Sabre in an underwritten public offering (including, without limitation, the sale of Travelocity's securities in an underwritten public offering) or (iii) any person or entity acquiring beneficial ownership of more than the permitted amount of the then outstanding voting securities as a result of the acquisition of voting securities by Travelocity which, by reducing the voting securities then outstanding, increases the proportional number of shares beneficially owned by such person or entity, provided that if a change in control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by Travelocity, and after such share acquisition by Travelocity, such person or entity becomes the beneficial owner of any additional voting securities which increases the percentage of the then outstanding voting securities beneficially owned by the such person or entity, then a change of control will occur.

      For purposes of the Agreements, a "change in equity structure" means any transaction or series of transactions by which Sabre or Travelocity Holdings (i) acquires all of the outstanding stock of Travelocity (except in connection with a transaction also resulting in a change in control) or (ii) converts into or exchanges the Shares for any security of Sabre, including but not limited to a "tracking stock." The Offer and the Merger, if consummated, will constitute a change in equity structure.

      For purposes of the Agreement with each of Messrs. Jones, Punwani, Marsicano and Steinberg, good reason is deemed to exist if without the officer's written consent, one or more of the following events occurs at any time during the first 24 months after a change in control or change in equity structure: (A) he is not appointed to, or is otherwise removed from, any office or position with Travelocity Holdings or its subsidiaries or affiliates that is held by him immediately prior to the change in control or change in equity structure for any reason other than cause (as defined below); (B) his base salary rate or potential target bonus is reduced below that in effect immediately prior to the change in control or change in equity structure for any reason other than cause;
(C) his principal office is moved without his consent to a location more than 25 miles from its location immediately prior to the change in control or change in equity structure, unless in conjunction with a relocation of Travelocity's headquarters to San Francisco or its surrounding metropolitan area; (D) he suffers a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities, reporting relationships or duties attached to the position with Travelocity Holdings or its subsidiaries or affiliates which he held immediately prior to the change in control or change in equity structure; (E) he determines in good faith that a change in circumstances has occurred following a change in control or change in equity structure which has rendered him substantially unable to carry out, has substantially hindered his performance of, or has caused him to suffer a substantial reduction in, any of the authorities, powers, functions, responsibilities reporting relationships or duties attached to the position immediately prior to the change in control or change in equity structure; (F) for any other reason other than in connection with a bona fide restructuring of his benefits that does not reduce the overall level of such benefits, Travelocity Holdings asserts its intention to reduce or reduces any benefit provided to him below the level of such benefit provided immediately prior to the change in control or change in equity structure, other than pursuant to the terms of any employment agreement between Travelocity Holdings or a subsidiary of Travelocity Holdings and him, unless Travelocity Holdings agrees to fully compensate him for any reduction; (G) a successor to Travelocity Holdings does not assume and agree to the terms of the Agreement; or
(H) Travelocity Holdings purports to terminate his employment other than in accordance with a notice of termination. Mr. McAndrews's Agreement contains the same provisions, except that good reason is deemed to exist only upon a change in control.

      For purposes of each of the Agreements, "cause" is defined as (i) an indictment for a felony involving moral turpitude, (ii) theft or embezzlement of property from Travelocity Holdings or other act of dishonesty related to the officer's employment, (iii) violation of a key Travelocity Holdings' policy,
(iv) competition with Travelocity Holdings, diversion of corporate opportunity or other serious conflict of interest or self-dealing inuring to the officer's benefit and Travelocity Holdings' detriment or (v) willful or grossly negligent misconduct or failure substantially to perform the duties of the officer's position, but only if such has continued after receipt of such notices and cure periods as are provided for by Travelocity Holdings' disciplinary process.

      Each of Messrs. Punwani, Marsicano, Steinberg and McAndrews is also a party to an employment letter agreement with Travelocity Holdings. The employment letter agreements, which do not establish a fixed term of employment, provide each such executive with travel privileges, and include a non-competition covenant and, effective following termination of employment, a non-solicitation covenant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

      As of March 11, 2002, each director, the Named Executive Officers and all directors and executive officers, as a group, owned (directly or beneficially), or had been granted, securities or rights equivalent to the shares indicated in the table below:

                                                                     TOTAL
                                                                  TRAVELOCITY    SABRE CLASS
                                   TRAVELOCITY      PERCENTAGE       EQUITY        A COMMON      PERCENT OF
  NAME OF BENEFICIAL OWNER       COMMON STOCK(1)     OF CLASS       STAKE(2)        STOCK           CLASS
----------------------------     ---------------    ----------    -----------    -----------     -----------
William J. Hannigan                     -               -               -          393,372            *
F. William Conner                     31,500            *             44,000          -               -
Paul C. Ely, Jr.                      24,500            *             33,500        30,033            *
Michael S. Gilliland                    -               -               -           66,772            *
Jeffery M. Jackson                      -               -               -          110,119            *
James J. Hornthal(3)               1,071,837           6.2         1,081,337          -               -
Glenn W. Marschel, Jr.                24,000            *             33,000        43,033            *
Kathleen Misunas                       1,000            *             26,000          -               -
Terrell B. Jones                     543,359           3.2         1,143,760          -               -
James D. Marsicano                   104,904            *            286,930          -               -
Ramesh K. Punwani                     77,851            *            296,184          -               -
Andrew B. Steinberg                  114,427            *            359,700          -               -
Christopher McAndrews                158,981            *            282,929          -               -
Directors and executive            2,152,359          12.5         3,587,940       643,329            *
  officers as a group (13
  persons)

------------------------
*     Less than 1%

(1) A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from March 11, 2002 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 11, 2002 have been exercised.

(2) Represents all of the stock owned by each individual, including shares owned directly and beneficially, and vested and unvested stock options regardless of vesting period.

(3) Includes 810,000 shares and options to purchase 235,000 shares held by family trusts and partnerships controlled by Mr. Hornthal for which he does not disclaim beneficial ownership.

SECURITIES OWNED BY CERTAIN BENEFICIAL OWNERS

      As of March 20, 2002, the following companies have informed the Company they were the beneficial owners of more than 5% of the Company's outstanding Common Stock.

                                      SHARES OF CLASS A COMMON STOCK           SHARES OF COMMON STOCK
                                         BENEFICIALLY OWNED AND               BENEFICIALLY OWNED AND
                                             PERCENTAGE OF                         PERCENTAGE OF
                                           OUTSTANDING SHARES                   OUTSTANDING SHARES
                                   -------------------------------           --------------------------
NAME AND ADDRESS                      NUMBER            PERCENTAGE             NUMBER        PERCENTAGE
----------------                   -------------        ----------           ------------    ----------
Sabre Holdings Corporation         33,000,000(1)           100%              2,033,970(1)       11.8%
Sabre, Inc.
Travelocity Holdings, Inc.
3150 Sabre Drive, MD 9105
Southlake, Texas 76092




Wellington Management Company,            ---              ---               1,139,700(2)              6.6%
LLP
75 State Street
Boston, Massachusetts 02109

SMALLCAP World Fund, Inc.                 ---              ---               1,087,500(3)              6.3%
333 South Hope Street
Los Angeles, California 90071

(1) Pursuant to a Schedule 13G filed on February 14, 2002, each of Sabre Holdings Corporation, Sabre, Inc. and Travelocity Holdings, Inc. beneficially owns 33,000,000 shares of the Company's Class A Common Stock, consisting of shared voting power and shares dispositive power over 33,000,000 and sole voting power and sole dispositive power over no shares of the Company's common stock; and beneficially owns 2,033,970 shares of the Company's Common Stock, consisting of shared voting power and shared dispositive power over 2,033,970 shares and sole voting power and sole dispositive power over no shares of the Company's common stock. Also pursuant to such Schedule 13G, the 33,000,000 shares of Class A Common Stock are convertible into shares of Common Stock and, if all of Sabre's shares of Class A Common Stock were converted, Sabre's ownership of common stock would increase to approximately 70% of the outstanding shares of common stock.

(2) Pursuant to a Schedule 13G filed on February 12, 2002, Wellington Management Company LLP, in its capacity as an investment advisor, beneficially owns 1,139,700 shares of Common Stock, consisting of shared dispositive power over 1,139,700 shares, shared voting power over 889,500 shares and sole voting power and sole dispositive power over no shares.

(3) Pursuant to Amendment No. 2 to Schedule 13G filed on February 11, 2002, SMALLCAP World Fund, Inc., which is advised by Capital Management and Research Company, beneficially owns 1,087,500 shares of Common Stock, consisting of sole voting power over 1,087,500 shares and shared voting power, sole dispositive power and shared dispositive power over no shares.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the compensation/nominating committee is a current or former employee or officer of the Company or any of its affiliates, nor has any interlocking relationship with any other corporation that requires specific disclosure under this heading.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, and persons who own more than 10% (or greater) of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and 10% stockholders are also required by the SEC's rules to furnish the Company with copies of all such forms that they file. To the Company's knowledge, based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% (or greater) stockholders were timely filed except with respect to Mr. Hornthal, who filed one late Form 4 reporting 11 transactions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERCOMPANY AGREEMENTS

      Travelocity, the Partnership, Sabre and Sabre Inc. (the "Sabre Operating Company") have entered into various intercompany agreements, the material terms of which are summarized below. In addition to the information provided below, the agreements include provisions for early termination, confidentiality, indemnification, limitation of liability and other terms and conditions.

      ACCESS AGREEMENT. On March 7, 2000, the Partnership and the Sabre Operating Company entered into an access agreement for the provision of booking services and travel content to the Partnership. This agreement gives Travelocity access to the travel content within the Sabre computer reservation system and allows Travelocity to provide such travel content to the users of the Travelocity website. The agreement generally restricts the Partnership's use of specified booking services that compete with the Sabre Operating Company's services. In the access agreement, the Partnership has the right to establish direct connections with travel suppliers' internal reservation systems; however, if the Partnership exercises this right, messages relating to supplier direct bookings cannot go through the Sabre computer reservation system. In addition, if the Partnership does not book a specific percentage each year of its prior year's bookings through the Sabre computer reservation system, the Partnership will be required to pay to the Sabre Operating Company an amount determined by reference to the minimum booking threshold specified in the access agreement.

      Similar to many of the arrangements with travel agents, the Sabre Operating Company pays fees to the Partnership based on the gross number of travel segments that are booked through the Partnership in the Sabre system and the gross number of passenger name records in the Sabre system that originate through the Partnership and are referred to a Sabre-affiliated travel agency for ticketing. The Sabre Operating Company also pays fees to the Partnership for additional marketing obligations undertaken by the Partnership.

      For 2000 and 2001, the Sabre Operating Company paid the Partnership approximately $43 million and $68 million, respectively, under the Access Agreement.

      The Partnership pays fees to the Sabre Operating Company based on the Partnership's use of messages and terminal addresses in the Sabre system. In 2000 and 2001, the Partnership paid the Sabre Operating Company approximately $15 million and $24 million, respectively, in connection with its use of messages and terminal addresses.

      On March 7, 2004 and at the end of each subsequent four-year period during term of the access agreement, the pricing structure opens for renegotiation within parameters appropriate for Sabre customers of similar size, configuration and business activity to the Partnership and other relevant market comparisons. If the access agreement had not been in effect during 2000 and 2001, Sabre would not have received net fees of $28 million and $44 million, respectively, from the Partnership.

      The access agreement terminates on March 7, 2015, although the Partnership may terminate the agreement earlier if Sabre fails to remain one of the four largest global distribution systems in the North American market, as determined by the number of air travel bookings in North America, or upon the occurrence of certain defaults under the technology services agreement.

      MARKETING AND FARES AGREEMENT. Following authorization by the corporate governance committee of the Travelocity board of directors, on or about October 16, 2001, the Partnership signed the Marketing and Fares Agreement between the Partnership and the Sabre Operating Company, effective retroactively to August 22, 2001. The term of the Marketing and Fares Agreement is three years. Pursuant to the Marketing and Fares Agreement, the Sabre Operating Company agreed to reimburse the Partnership for certain incentive payments the Partnership provides to airlines in order to obtain access to certain supplier inventory, favorable commission or service fee agreements or certain exclusive marketing rights. The Marketing and Fares Agreement provides, however, that the Partnership will not receive the payments from the Sabre Operating Company if the Partnership promotes, provides or facilitates direct bookings for such carriers. Under the terms of the Marketing and Fares Agreement, the Partnership is obligated to use commercially reasonable efforts to provide the Sabre Operating Company with equivalent economic value for the payment of such marketing fees. The Partnership could be required to repay to the Sabre Operating Company all or a portion of these incentive payments if the Partnership does not provide such equivalent economic value to Sabre. Pursuant to the Marketing and Fares Agreement, the Sabre Operating Company paid the Partnership approximately $1.3 million in 2001 and it is expected that the Sabre Operating Company would pay the Partnership approximately $20 million in 2002.

      INTELLECTUAL PROPERTY AGREEMENT. The Sabre Operating Company and the Partnership entered into an intellectual property agreement on March 7, 2000 pursuant to which the rights granted and restrictions imposed on both parties with respect to the pool of intellectual property subject to the agreement continue in perpetuity. Each party agreed, for a period of 15 years, to contribute any new intellectual property that has application in the other party's business, whether developed internally or acquired from a third party, to the pool of intellectual property that will be freely and irrevocably available for use by the other in its own business.

      The obligation of both parties to contribute newly acquired or developed intellectual property to the pool (i) will automatically terminate if the Sabre Operating Company no longer possess at least 20% of the Partnership units or otherwise no longer has control of the Partnership, (ii) may be terminated by the Partnership if, after the expiration of the two-year non-competition agreement described above, the Sabre Operating Company enters into a business that would have been subject to the non-competition restriction and (iii) may be terminated by the Sabre Operating Company if the Partnership enters into the business of distributing travel inventory directly to travel agents or corporations or travel technology to any travel industry suppliers.

      The agreement imposes no restrictions on a party's ability to license its own intellectual property, except that certain intellectual property paid for by the other party at specified rates may not be licensed to its competitors. Each party also may grant sublicenses under the other party's intellectual property, but only to third parties who are not competitors of such party. Except under specific circumstances, neither party is subject to any licensing fee or royalty payment in connection with its use or permitted sublicensing of the other party's intellectual property contributed to the pool. However, the Sabre Operating Company may be required to pay the Partnership a reasonable market-based fee to be negotiated in good faith between the parties if the Sabre Operating Company sublicenses a new or updated version of the technology used by the Partnership to distribute consumer direct Internet travel services or products.

      RETAINED SERVICES AGREEMENT. On July 1, 2001, the Partnership and the Sabre Operating Company entered into a technology services agreement for the provision of certain base services, including desktop, voice and data management services, Web hosting services and development services. The agreement also covered non-exclusive variable services that the Sabre Operating Company could provide at the Partnership's request. In July 2001, Sabre closed a sale of certain of its airline infrastructure outsourcing assets to EDS. Immediately prior to such sale, on July 1, 2001, the Sabre Operating Company and Travelocity terminated an existing technology services agreement and replaced it with two new agreements (a web hosting agreement covering web hosting services and a retained services agreement) covering the remainder of the services previously provided under the technology services agreement. The web hosting agreement was assigned to EDS as part of the asset sale. Under the retained services agreement, the Sabre Operating Company has the exclusive right to provide certain base services and specified variable services to the Partnership, which include the following:

           - DEVELOPMENT. The Sabre Operating Company provides to the Partnership application development services with respect to the software comprising the Sabre computer reservation system based on rolling annual development requirements and project plans. The parties have established guidelines designed to protect and, in some cases, license and sublicense the intellectual property developed through the development services provided by the Sabre Operating Company, by the Partnership or through the joint development of a project by the Sabre Operating Company and the Partnership. The development services provisions last for a period of 15 years.

           - DATA AND VOICE MANAGEMENT. Until March 31, 2003, the Sabre Operating Company agreed to provide standard data and voice management services to the Partnership, including the arrangement and management of a domestic data network, internet access, custom data network, remote connectivity, inbound/outbound voice, voicemail and 800 services. Data and voice management services generally are priced as a pass-through of charges assessed by third party network providers, together with a management fee payable to the Sabre Operating Company.

      MANAGEMENT SERVICES AGREEMENT. On March 7, 2000, Travelocity Holdings and the Partnership entered into a management services agreement under which Travelocity Holdings supervises and manages the day-to-day operations of the Partnership, subject to the direction and oversight of the Partnership's board of directors. The agreement terminates upon the termination of the Partnership. As the Partnership's agent, Travelocity Holdings acts for the Partnership with respect to the management of the Partnership's operations, personnel, maintenance of accounting records, and execution and performance of contracts and licenses, among other responsibilities. Pursuant to the agreement, Travelocity Holdings does not have the independent authority without the consent of the Partnership to give any notice, consent to the taking of any action under or otherwise act on behalf of the Partnership with respect to any agreement or transaction between the Partnership and Travelocity Holdings or any affiliate of Travelocity Holdings. In addition, Travelocity Holdings does not have the authority to approve, on the Partnership's behalf, any decisions that would require a supermajority vote under a specified provision of the partnership agreement.

      Travelocity Holdings designates the executive officers of the Partnership, subject to the approval of the Partnership's board of directors. As part of the organizational structure put in place at the time of the Preview Merger to, among other reasons, ensure compliance by Travelocity Holdings with certain provisions of the Investment Company Act of 1940, Travelocity Holdings employs and pays the senior executive officers of the Partnership (including Terrell B. Jones, who is also the President and Chief Executive Officer and a director of Travelocity) and all other persons providing services under the management services agreement. There are currently approximately 18 other such persons.

      In return for its services, the Partnership pays Travelocity Holdings a fee equal to 105% of Travelocity Holdings' costs and expenses in performing services under the management services agreement (including executive salaries). The Partnership has granted to Travelocity Holdings options to acquire the Company's common stock to enable Travelocity Holdings to concurrently grant to its employees options to acquire Shares on the same terms. When these options are exercised, the Partnership will transfer shares of the Company's common stock to Travelocity Holdings, which will then transfer such shares to its employees. This will dilute Sabre's interest in the Partnership and Travelocity's public stockholders' interest in the Partnership.

      ADMINISTRATIVE SERVICES AGREEMENT. Pursuant to an administrative services agreement, dated as of March 7, 2000, between the Partnership and the Sabre Operating Company, the Sabre Operating Company agreed to provide administrative services to the Partnership for a term of 15 years with automatic renewals for one year periods. The administrative services agreement categorizes the services as optional administrative services, such as legal, medical, finance, accounting, facilities, corporate travel and executive support, and required services, such as tax administration and human resources compliance services. Generally, any optional administrative service may be terminated by either party on six months' notice, effective as of June 1 or December 1 of the applicable calendar year. Most of the optional services are provided at the Sabre Operating Company's cost plus a 10% margin and the required services are provided at the Sabre Operating Company's sole cost. The Partnership may request additional optional services at least 90 days prior to the start of the Sabre Operating Company's fiscal year. The Sabre Operating Company may reclassify certain mandatory services as optional services upon notice to the Partnership.

      REGISTRATION RIGHTS AGREEMENT. Travelocity entered into a registration rights agreement with the Sabre Operating Company, TSGL Holding and Travelocity Holdings relating to the registration of all of the Shares that Sabre and its affiliates held at the time of the Preview Merger or would acquire in the future. Under this agreement, Sabre has the right to require Travelocity to use its best efforts to register under the Securities Act of 1933, as amended, all Shares that Sabre holds, including Shares that Sabre receives upon the exchange of Partnership units owned by Sabre and its affiliates. Travelocity is not required to effect more than one demand registration in any 12-month period. Sabre also has the right to participate in, or "piggy-back" onto, registrations connected to equity offerings initiated by Travelocity, subject to reduction of the size of the offering on the advice of the managing underwriter. Sabre pays all expenses relating to the demand registration requests under the agreement, and Travelocity pays all expenses relating to piggy-back registrations under the agreement. In either case, Sabre is responsible for underwriters' discounts and selling commissions with respect to the sale of the Shares that Sabre owns and the fees and expenses of its counsel in connection with each registration.

      NONCOMPETITION AGREEMENT. On March 7, 2000, Sabre, the Sabre Operating Company, Travelocity and the Partnership entered into a noncompetition agreement, which expired by its terms on March 7, 2002. Pursuant to the noncompetition agreement, Sabre was generally prohibited, subject to certain exceptions, from competing with Travelocity in the consumer-direct real-time travel reservations, service and content business through the Internet. The noncompetition agreement also prohibited Sabre from controlling any entity that offered real-time travel-related reservations, services and content directly to consumers through a travel-related Internet site generally available to all Internet users. The noncompetition agreement further provided that, if Sabre acquired an entity that provided such services, Sabre was required to divest itself of such business within one year of acquiring control of such entity, regardless of whether such one-year period extended beyond the term of the noncompetition agreement. There were no discussions among the parties regarding renewing or extending the noncompetition agreement.

CERTAIN RELATIONSHIPS

      Several of the directors of the Company are also directors of Sabre or its affiliates. These directors are also stockholders of Sabre or its affiliates. See "Ownership of Securities--Securities Owned by Directors and Executive Officers."

      The Partnership and CNX Media, Inc. ("CNX"), an entity in which the Partnership and a director of the Company own a minority interest, were parties to a services and license agreement between them (or their predecessors-in-interest, as applicable), which was in effect from December 31, 1998 to March 11, 2002. In 2001, Travelocity paid CNX $238,000 under the agreement, and did not receive any payments from CNX. Travelocity and CNX were involved in litigation related to the scope and enforceability of terms of the agreement and CNX's alleged interference with a prospective contractual relationship between the Partnership and third parties regarding a television-related venture. The parties have recently entered into a settlement agreement to resolve all issues in the litigation pursuant to which the Partnership paid CNX approximately $2 million in cash and forgave loans due to the Partnership in the aggregate principal amount of $2 million in consideration of the Partnership's purchase from CNX of CNX's travel video library, the termination of the services and license agreement and the dismissal of the litigation.

      Ms. Misunas, a director of Travelocity and a member of the special committee of the board of directors, worked for American Airlines, Inc. from 1974 to 1996, serving in many executive level positions, and was named President and Chief Executive Officer of a predecessor of Sabre (then a division of American Airlines, Inc.) in 1993. William Misunas, the spouse of Ms. Misunas, was engaged by Travelocity in a consulting capacity pursuant to a written agreement dated as of September 15, 2001. This agreement was terminated in February 2002. In 2001, Travelocity paid Mr. Misunas $113,189 in fees and expenses.

      To further the Company's strategic objective of increasing its merchant model sales, the Company is currently engaged in discussions with third parties concerning the acquisition of certain businesses in the travel industry that have merchant capability. On March 26, 2002, the Company announced that it had entered into a definitive merger agreement with Site59.com. The Company expects that, pursuant to this agreement, Site59 will become a subsidiary of the company prior to April 1, 2002. In January 2002, Sabre offered to provide cash funding for this acquisition in exchange for shares of the Company's common stock. Prior to the Company and Sabre reaching an agreement with respect to such arrangement, Sabre announced its intent to commence the tender offer discussed above. Sabre then offered in mid-February 2002 to provide a loan, directly or through one of its subsidiaries, to the Company in an aggregate amount of up to approximately $43 million to help the Company fund the purchase price for such proposed transaction. The loan, which is not contingent on the success or completion of the tender offer, will bear interest at a rate equal to six-month LIBOR plus 150 basis points, and will be due and payable 180 days following the date of the loan.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the accompanying index to the financial statements and the schedules are filed as a part of this report.


   (2) The schedule listed in the accompanying index to the financial statements and the schedule are filed as part of this report.

   (3)   Exhibits required to be filed by Item 601 of Regulation S-K:



EXHIBIT NO.    DESCRIPTION
-----------    -----------
   2.1         Agreement and Plan of Merger, dated as of October 3, 1999, as amended
               January 24, 2000, by and among Sabre, Inc., Travelocity Holdings, Inc.,
               Travelocity.com Inc. and Preview Travel, Inc.(1)

   3.1         Form of Restated Certificate of Incorporation of Registrant (3)

   3.2         Form of Restated Bylaws of Registrant(1)

   4.1         Form of Registrant's Common Stock Certificate(1)

   4.2         Form of Registrant's Class A Common Stock Certificate*

  10.1         Form of Amended and Restated Agreement of Limited Partnership of Travelocity.com LP(1)

  10.2         Form of Management Services Agreement between Travelocity.com LP and Travelocity Holdings, Inc.(1)

  10.3         Form of Registration Rights Agreement between Sabre Inc. and Travelocity.com Inc.(1)

  10.4         Interactive Services and Exclusive Channel Agreement by and between Travelocity Holdings,
               Inc. and America Online, Inc., effective as of October 3, 1999(2)+

  10.5         Travel Services Advertising and Promotion Agreement by and between Sabre Interactive, a division of Sabre, Inc., 10.5 and Yahoo! Inc., effective as of June 29, 1997(2)+

  10.6         First Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre
               Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of November 23, 1998(2)+



  10.7         Second Amendment to Travel Services Advertising and Promotion Agreement by and between Sabre
               Interactive, a division of Sabre Inc., and Yahoo! Inc., effective as of October 1, 1999(2)+
  10.8         Travelocity Holdings, Inc. First Amended 1999 Long-Term Incentive Plan(7)
  10.9         Travelocity.com LP Second Amended 1999 Long-Term Incentive Plan(7)
  10.10        The Sabre Group Deferred Compensation Plan(1)
  10.11        The Sabre Group Holdings, Inc. Supplemental Executive Retirement Plan(1)
  10.12        Executive Termination Benefits Agreement for Andrew B. Steinberg(1)
  10.13        Amended and Restated Intellectual Property Agreement dated as of March 7, 2000, by and between Travelocity.com 10.13 LP and Sabre Inc.(4)+
  10.14        Amended and Restated Administrative Services Agreement dated as of March 7, 2000, by and between Travelocity.com 10.14 LP and Sabre Inc.(4)+
  10.15        Amended and Restated Sabre Access Agreement dated as of March 7, 2000, by and between
               Travelocity.com LP and Sabre Inc.(4)
  10.16        Executive Termination Benefits Agreement for Terrell B. Jones(6)
  10.17        Executive Termination Benefits Agreement for James D. Marsicano(6)
  10.18        Executive Termination Benefits Agreement for Ramesh K. Punwani(6)
  10.19        First Amended and Restated Marketing Agreement to Facilitate the Sale of Non-Published
               Fares dated as of October 10.19 16, 2001, by and between Travelocity.com LP and Sabre Inc.(7)++
  10.20        Lease Agreement, dated as of March 7, 2000, by and between Travelocity.com LP and Sabre Inc.(5)
  10.21        Executive Termination Benefits Agreement for Christopher McAndrews(7)
  10.22        Employment Letter Agreement, dated January 20, 2000, between Travelocity Holdings, Inc. and James Marsicano*
  10.23        Retained Services Agreement, dated as of July 1, 2001, between Travelocity.com LP and Sabre Inc.* ++
  10.24        Employment Letter Agreement, dated October 25, 2001, between Travelocity Holdings, Inc. and Christopher McAndrews*
  10.25        Employment Letter Agreement, dated February 8, 2000, between Travelocity Holdings, Inc. and Ramesh Punwani*
  10.26        Employment Letter Agreement, dated April 18, 2000, between Travelocity Holdings, Inc. and Andrew B. Steinberg*
  21.1         Subsidiaries of Registrant(6)
  23.1         Consent of Ernst & Young LLP, Independent Auditors*

-----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed on January 31, 2000 (Registration No. 333-95757).

(2) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on February 4, 2000 (Registration No. 333-95757).

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 31, 2000.

(4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on April 2, 2001.

(7) Incorporated herein by reference to the Company's Schedule 14D-9 filed on March 18, 2002.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment order issued by the SEC.

++ Portions of this exhibit have been redacted pending a confidential treatment request filed with the SEC.

*     Filed herewith.

(b)   Reports on Form 8-K:

      None.

                                               TRAVELOCITY.COM INC.
                                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                   ITEM 14(a)

                                                                                                                            PAGE
                                                                                                                            ----

FINANCIAL STATEMENTS
Report of Independent Auditors..........................................................................................     F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...............................................................     F-2
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and
1999....................................................................................................................     F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and
1999....................................................................................................................     F-4
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999....................     F-5
Notes to Consolidated Financial Statements..............................................................................     F-6
Schedule II-Valuation and Qualifying Accounts for the Years ended December 31, 2001, 2000 and 1999......................    II-6



      All other schedules are omitted because the required information is included in the financial statements or notes thereto, or because the required information is either not present or not present in sufficient amounts.




















                                                             III-1

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

                                                 TRAVELOCITY.COM INC.
                                   SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                   COLUMN A                         COLUMN B          COLUMN C        COLUMN D        COLUMN E         COLUMN F
                   --------                         --------          --------        --------        --------         --------
                                                                             ADDITIONS
                                                                             ---------
CLASSIFICATION                                      BALANCE AT       CHARGED TO      CHARGED TO      DEDUCTIONS        BALANCE AT
--------------                                    BEGINNING OF        COSTS AND           OTHER      ----------       END OF YEAR
                                                          YEAR         EXPENSES        ACCOUNTS                       -----------
                                                          ----         --------        --------

Year Ended December 31, 2001
   Booking fee cancellation reserve..........          237,000                -     (1)(237,000)              -                 -
Year Ended December 31, 2000
   Booking fee cancellation reserve..........          237,000                -               -               -           237,000
Year Ended December 31, 1999
   Booking fee cancellation reserve..........          141,000                -       (1)96,000               -           237,000

Year Ended December 31, 2001
   Reserve for bad debt......................          649,000        2,913,000               -        (894,000)        2,668,000
Year Ended December 31, 2000
   Reserve for bad debt......................                -          440,000      (2)232,000         (23,000)          649,000
Year Ended December 31, 1999
   Reserve for bad debt......................                -                -               -               -                 -

-----------

(1)   Amounts charged against revenue.

(2) Amounts acquired effective with the Merger with Preview Travel, Inc. on March 7, 2000.
















                                                             III-2

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRAVELOCITY.COM INC.

                                         /s/ Terrell B. Jones
                                         ---------------------------------------
                                                    Terrell B. Jones
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

                                         /s/ Ramesh K. Punwani
                                         ---------------------------------------
                                                    Ramesh K. Punwani
                                          CHIEF FINANCIAL OFFICER AND EXECUTIVE
                                         VICE PRESIDENT (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)
Date:  March 26, 2002




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

      /s/ William J. Hannigan
  --------------------------------                 /s/ Michael S. Gilliland
        William J. Hannigan,                   --------------------------------
       CHAIRMAN OF THE BOARD                         Michael S. Gilliland

       /s/ James J. Hornthal
  --------------------------------                  /s/ Jeffery M. Jackson
         James J. Hornthal,                    --------------------------------
     VICE CHAIRMAN OF THE BOARD                       Jeffery M. Jackson

        /s/ Kathleen Misunas
  --------------------------------                /s/ Glenn W. Marschel, Jr.
          Kathleen Misunas                     --------------------------------
                                                    Glenn W. Marschel, Jr.
       /s/ F. William Conner
  --------------------------------
         F. William Conner

        /s/ Paul C. Ely, Jr.
  --------------------------------
          Paul C. Ely, Jr.

Date:  March 26, 2002